Form 10KSB
period 1999-12-31
EASTPORT REDS INC /UT
filed 2000-03-01
CIK 1049103

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Calender year ended December 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 000-28409

                          Eastport Red's Incorporated
               (Name of Small Business Issuer in its charter)

               Nevada                                  84-1416078
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


                 3434 E. 7800 S., #237, Salt Lake City, Utah 84121
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 274-6415

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable
Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $0.001
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   [  ] Yes    [X ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 1999 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 28, 2000, was $0.00 based on an estimated 1,000,000 shares held by non-affiliates.

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of February 28, 2000, was 11,000,000 shares.

                                                   Total Number of Pages: 30
                                    Index to Exhibits is Located on Page: 18

                                TABLE OF CONTENTS


                                      PART I

Item Number and Caption                                                   Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . 11

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to Vote . . . . . . . . . . . . . . . .  . . 11


                                     PART II

Item 5.  Market for Common Equity and Related Matters . . . . . . . . . . . 11

Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 13

Item 8.  Changes in and Disagreements with Accountants. . . . . . . . . . . 13


                                     PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons
         Compliance with Section 16(a) of the Exchange Act. . . . . . . . . 14

Item 10.  Executive Compensation . .. . . . . . . . . . . . . . . . . . . . 16

Item 11.  Security Ownership of Certain Beneficial Owners and Management. . 16

Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . 17

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 17


         Index to Exhibits. .  . . . . . . . . . . . . . . . . . . . . . . 18

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                      PART I

------------------------------------------------------------------------------
Item 1.  Description of Business
------------------------------------------------------------------------------

     Eastport Red's Incorporated (the "Company") was incorporated under the laws of the State of Nevada on July 18, 1997. The Company has had no commercial operations to date. The Company has no full-time employees and owns no real estate.

     The Company's current business plan is to seek, investigate, and acquire a business opportunity representing assets or businesses intended to enhance shareholder value. The Company is deemed to be a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     At the present time neither the Company nor its officers, directors or affiliates has identified any business opportunity to acquire or pursue, nor has the Company reached any agreement or understanding with any person concerning a transaction of any kind. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis and selection of a business opportunity may take several months or more.

     Because an opportunity has not been identified, it is impossible to predict or disclose the specific risks and hazards of such opportunity. There is no assurance that the Company will acquire a favorable business opportunity or that such opportunity will generate revenues or profits, or that shareholder value will be increased thereby. As such, any potential business opportunity is expected to be highly speculative and therefore risky. Such opportunity may be highly illiquid and could result in a total loss to the Company and its stockholders.

     The Company has limited capital which may not be adequate to take advantage of many business opportunities. In the event funds are adequate, it is likely that it will only be able to take advantage of only one such business opportunity. This lack of diversification may prevent the Company from pursuing future opportunities if its first one proves to be unsuccessful. Moreover, a significant portion of the Company's available funds may be expended for investigative expenses without any guarantee that a transaction will be consummated. The Company's long term success may therefore depend upon its ability to raise additional capital. However, the Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital.

     Another effect of the Company's limited capital is that its analysis and investigation of potential opportunities will also be limited which could increase the Company's risk. Management decisions will likely be made without detailed feasibility studies, independent analysis and market surveys. The Company will likely be making decisions upon information provided by the owner, sponsor, or others associated with the business opportunity. Such information may not always be objective.

     Management of the Company believes that various opportunities may be attracted to the Company because of their desire to eventually develop a public market in the Company's stock in order to enhance liquidity for current and future shareholders; to implement potential plans for raising capital through the public sale of securities; and to acquire additional assets through issuance of securities rather than for cash.

     The reorganization of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The final structure, which is currently impossible to predict, will be the result of negotiations, consultation from legal counsel, and the needs of the specific business opportunity. Although it is likely, there is no assurance that the Company would be the surviving entity.

     There is also a possibility that the Company may finance the reorganization of the business opportunity by borrowing against the assets or against the projected future revenues or profits of the business opportunity to be acquired. This could increase the Company's exposure to larger losses. A business opportunity acquired through a heavily financed ("leveraged") transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses. There are currently no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

     Although the terms and structure of a transaction with the Company cannot be predicted, it is anticipated that the transaction would be a "tax free" reorganization under the Internal Revenue Code of 1986. Such a transaction normally requires the issuance to the stockholders of the acquired entity, a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain, in the aggregate, 20% or less of the total issued and outstanding shares. This could result in substantial dilution in the equity of stockholders of the Company prior to such reorganization.

     It is likely that any business combination entered into by the Company will result in a change of control as a result of stock issuances by the Company or shares purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. Such sale may occur at a price not relative to or reflective of any value of the shares held by such parties, and at a price which may not be achieved by other individual shareholders at the time. Additionally, the sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares. The Company does not believe its officers and directors would become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended, with regards to such sales as such sales would likely be made in non-public transactions.

    The Company anticipates that any new securities issued in a reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. Any securities which the Company might acquire in exchange for its Common Stock will likely be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). Sales of such securities, cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. The Company would be required to comply with the provisions of the Act to effect any resale. In the event of a resale, the Company may rely on
Section 4(1) of the Act, which exempts sales of securities not involving a public offering. Also, the Company may agree to register such securities sometime after the transaction is consummated. The issuance of additional securities and their potential sale into any trading market that might develop in the Company's securities could have a depressive effect upon the price of the Company's stock.

     Nevada Business Corporation Act vests authority in the Board of Directors with written consent to decide and approve the issuance of stock. While in some instances a proposed participation in a business opportunity may be submitted to the stockholders for their consideration, it is unlikely that the Company's minority shareholders will be furnished with financial statements, or any other documentation, concerning a target opportunity. It is also emphasized that management of the Company could effect transactions having a potentially adverse impact upon the Company's shareholders. The Company may adopt an amendment to its Articles of Incorporation which precludes the anti-takeover provisions of Nevada Revised Statutes. Also, a shareholder may have no right of dissent under Nevada law, if a majority of shareholders consent in writing to the transaction.

     Depending upon the nature of the transaction, the current officers and directors of the Company will likely resign their positions with the Company upon completion of a transaction. In the event of such resignation(s), the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     The Company does not foresee that it would enter into any business opportunity with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interest of the Company and its stockholders, the Company may enter into such a transaction only if: a) The material facts as to the relationship or interest of the affiliate are disclosed to the board of directors and shareholders, and the Board and/or majority of disinterested shareholders in good faith authorizes the transaction by the affirmative vote, even though the disinterested parties constitute less than a quorum; and b) The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors and/or the stockholders.

Sources of Opportunities

     Business opportunities may come to the Company's attention from various sources, including its officer and director, its stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual to act as a finder of opportunities for the

Company. The analysis of business opportunities will be undertaken by or under the supervision of the Company's president, who is not a professional business analyst. See "Management". Although there are no current plans to do so, Company management may hire an outside consultant to assist in the investigation and selection of business opportunities, and may pay a finder's fee. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. And, because of the limited resources of the Company, it is likely that any fee the Company agrees to pay would be in stock instead of cash.

     It is possible that the range of business opportunities available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations.

Investigation and Selection of Business Opportunities

     Management will make a decision to participate in a specific business opportunity based on an analysis of the quality of the opportunity's business plan, its management and personnel, the anticipated market acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. It is likely that the historical operations of a specific business opportunity may not be indicative of its future potential because of possible future changes in marketing approaches, expansion plans, product emphasis, management, or other changes.

     The Company will be dependent upon the owners of a business opportunity to identify any potential future problems and to implement necessary changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company may incur further risks because management and the Company's products or services may be unproven and unprofitable when acquired. Business opportunities presented to the Company may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties;
(iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its reorganization efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any reorganization candidate may have a history of losses or low profitability.

     The Company's search will be directed primarily towards small and medium sized business opportunities with or without revenues and earnings which desire to become public corporations and which are able to satisfy, or anticipate in the near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange. The Company intends to seek opportunities demonstrating the potential of long term growth.

     The Company's investigation of business opportunities will not be restricted to any particular geographical area, industry, or stage of growth and may, therefore, engage in essentially any business, to the extent of its limited resources. No specific factors described herein will be controlling in the selection of a business opportunity. Management will attempt to analyze the factors it deems appropriate to each opportunity and make a determination based upon a reasonable investigation of available data.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with a business plan regarding the business opportunity containing such items as: a description of the company's products and services; a description of the company's history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions and estimated capital requirements.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. However, it is also possible that an investigation of such opportunities may be exclusively by phone, mail, facsimile, email or other methods not involving a physical meeting or inspection with such opportunities.

     The Company will likely require audited financial statements from opportunities with which it proposes to acquire or merge because the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish audited financial statements for any opportunity in which it engages. Failure to do so could expose the Company to enforcement actions by the Securities and Exchange Commission which could result in penalties, legal fees and/or injunctive action, which would have a material adverse effect on the Company and its operations.

     In the event that audited financial statements are not available, the Company may still engage in such an opportunity if it believes that audited financial statements will be provided within a reasonable time after the Company enters into a transaction with such opportunity. However without audited financial information, the Company will not have the benefit of full and accurate information provided by independent verification about the financial condition and recent interim operating history of the target company. This could substantially increase the risk of a potential transaction.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms. Even after a definitive agreement is executed, it is possible that the reorganization would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public companies seeking such opportunities, some of which may have more funds available than does the Company.

Regulation

     The Company may acquire an opportunity that is subject to regulation or licensing by federal, state, or local authorities which may be a time-consuming, expensive process and may limit other investment opportunities of the Company.

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities, and therefore intends to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). Such a classification could subject the Company to a costly registration process. Section 3(a) of the Investment Act excludes from the definition of an "investment company," any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). Since the Company will not register as an investment company, stockholders will not be afforded certain protections under the Investment Act.

     Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent prior to the sale of a security.
Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities in an offering or in any market that might develop thereafter.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     Blue Sky Considerations. Because the securities to be registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Warning is hereby given that the shares may be "restricted" from resale. In the event of a violation of state laws regarding resale of the shares, the Company could be liable for civil and criminal penalties which would be a substantial impairment to the Company.

     At the date of this annual report, the Company has no intention of offering further shares in a private offering to anyone. Further, the policy of the Board of Directors is that any future offering of shares will only be made after a reorganizationhas been made and can be disclosed in appropriate Form 8-K filings.

     Rule 144 Sales. Shares of the Company's Common Stock that are held by officers, directors, and any stockholder owing greater than 10% of the total issued and outstanding shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the total shares outstanding, 10,000,000 shares become available for resale (subject to volume limitations for affiliates) under Rule 144, within one year. One million shares are already available for resale under Rule 144 without any volume limitation.

     The Company is a development stage company and currently has no employees and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

     The Company currently has only one individual who is serving as its officer and director on a part time basis. The Company will be heavily dependent upon his skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of this person to devote full time attention to the business of the Company may result in a delay in progress toward implementing its business plan. Additionally, conflicts of interest may arise that can be resolved only through exercise of good judgment as is consistent with fiduciary duties to the Company. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential reorganizations. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger or reorganization with, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 2000.

     The Company's officers and directors or majority shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or reorganization transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or reorganization transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

     Because investors will not be able to evaluate the merits of possible business reorganizations by the Company, they should critically assess the information concerning the Company's officers and directors.

------------------------------------------------------------------------------
Item 2.  Description of Property
------------------------------------------------------------------------------

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 3434 E 7800 S. #237, Salt Lake City, Utah. The Company's previous address was 2133 E. 9400 S., Suite 151, Sandy, Utah 84903. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

------------------------------------------------------------------------------
Item 3.  Legal Proceedings
------------------------------------------------------------------------------

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

------------------------------------------------------------------------------
Item 4.  Submission of Matters to Vote
------------------------------------------------------------------------------

None


                                     PART II

------------------------------------------------------------------------------
Item 5.  Market for Common Equity and Related Matters
------------------------------------------------------------------------------

     No public trading market exists for the Company's securities. There were twenty-four (24) holders of record of the Company's common stock on February 28, 2000. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

------------------------------------------------------------------------------
Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations.
------------------------------------------------------------------------------

Liquidity and Capital Resources for the Year Ended December 31, 1999 (Audited)

     The Company remains in the development stage and, since inception, has had no revenues. At December 31, 1999 the Company had working capital of $6,874. The Company had cash in the amount of $7,793. All cash raised by the

Company to date, has come from the sale of 10,000,000 shares of the Company's common stock to First Avenue, Ltd. for $10,000, as well as a $750 loan to the Company by its previous President, Marlon Hill. Ken W. Kurtz, the Company's President, Secretary, Treasurer and Director is a general and limited partner of First Avenue, Ltd. The shares were sold to First Avenue, Ltd. to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934, as amended. Management is hopeful that in becoming a reporting company will increase the number of prospective business ventures that may be available to the Company.

     During the period from July 18, 1997 (inception) through December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has incurred operating expenses since inception to the period ended December 31, 1999 of ($4,126). The net loss on operations was ($2,292) from January 1, 1999 through December 31, 1999. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

Results of Operations

Year ended December 31, 1999 and 1998 and from inception on July 18, 1997 to December 31, 1997 and 1999 (audited).

     The Company had no revenues for the years ended December 31, 1999 and 1998 or from inception on July 18, 1997 to December 31, 1997 and 1999. The Company incurred $2,292 in net operating losses for the year ended December 31, 1999 as compared to $324 in net operating losses for the year ended December 31, 1998 and $1,510 from inception on July 18, 1997 to December 31, 1997 and $4,126 from inception on July 18, 1997 to December 31, 1999.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was less than ($.01) per share.

     For the current calender year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with locating and evaluating reorganization candidates. The Company anticipates that until a business combination is completed with an candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through the calendar year ended 2000. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Year 2000 Issues

     Year 2000 problems result primarily from the inability of some computer software to property store, recall, or use data after December 31, 1999. These problems may affect many computers and other devices that contain embedded computer chips. The Company's operations, however, do not rely on information technology (IT) systems. Accordingly, the Company does not believe it will be material affected by Year 2000 problems.

     The Company relies on non-IT systems that may suffer from Year 2000 problems, including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators, and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company.

------------------------------------------------------------------------------
Item 7.  Financial Statements
------------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the periods from inception on July 18, 1997 through December 31, 1997 and December 31, 1999, and for the year ended December 31, 1999 and 1998.

------------------------------------------------------------------------------
Item 8.  Changes in and Disagreements with Accountants
------------------------------------------------------------------------------

     None

                                 PART III

------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

     The directors and executive officers currently serving on the Company are as follows:

       NAME                 AGE          POSITION HELD             SINCE
      ------               -----        ---------------           -------

   Ken W. Kurtz             32        President, Secretary,         1999
                                      Treasurer and Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

     Ken W. Kurtz, age 32: Since February 1992, Mr. Kurtz has been the sole officer, sole director and sole shareholder of Park Street Investments, Inc., a Utah corporation. Through Park Street Investments, Inc., Mr. Kurtz provides consulting services to public and private companies on mergers, recapitalizations, and other forms of corporate reorganization. Mr. Kurtz is, and additionally, Mr. Kurtz has served on the board of directors and as an officer of other reporting publicly held "shell" or inactive companies including Hamilton Exploration Co., Inc. in 1995, Area Investment and Development Company since 1997, Score One, Inc. since 1998, and is or has been deemed a control person of Black Stallion Management, Inc. and Nugget Exploration, Inc. Mr. Kurtz graduated from the University of Utah with a Bachelor's of Science degree in Finance.

     The possibility exists that Mr. Kurtz could become an officer, director, or major stockholder of other shell companies in the future. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. No policy has been adopted by the Company to resolve these conflicts. Tese conflicts could affect the timing and quality of an by the Company, and therefore affect the value, liquidity, and duration of an investment in the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

     Management will devote minimal time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

     None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or reorganization. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     It is possible that, after the Company successfully consummates a merger or reorganization with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or reorganization candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or reorganization candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the reorganization or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     The Company has adopted a policy that its affiliates and management shall not be issued further common shares of the Company, except in the event discussed in the preceding paragraphs.

Exclusion of Liability

     The Nevada Corporation Act excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Corporation Act, or any transaction from which a director receives an improper personal benefit.

This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it, the Company believes that all Section 16(a) reporting requirements were complied with by the Company's officers and directors and ten-percent stockholders during the year ended December 31, 1999.

------------------------------------------------------------------------------
Item 10.  Executive Compensation
------------------------------------------------------------------------------

     No officer or director has received any other remuneration in the two year period prior to the filing of this report. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

------------------------------------------------------------------------------
Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                    OWNERSHIP
SHAREHOLDERS AND BENEFICIAL OWNERS          NUMBER OF SHARES        PERCENTAGE
----------------------------------          ----------------        ----------

First Avenue, Ltd.(1)
3434 East 7800 South, #237
Salt Lake City, Utah 84121                     10,000,000              90%

All directors and executive                    10,000,000              90%
officers as a group

     (1) Ken W. Kurtz, the Company's President, Secretary, Treasurer and Director is a general and limited partner of First Avenue, Ltd. Mr. Kurtz may be deemed to have investment power and voting power over the shares.

------------------------------------------------------------------------------
Item 12. Certain Relationships and Related Transactions
------------------------------------------------------------------------------

     The Company issued to its founding directors a total of 1,000,000 shares of Common Stock for services rendered in connection with the Company's formation with a value of $1,000. On May 3, 1999 the Company issued to First Avenue, Ltd. a total of 10,000,000 shares of Common Stock for $10,000. Ken W. Kurtz, the Company's President, Secretary Treasurer and Director is a general and limited partner of First Avenue, Ltd.

     Notes Payable: During October 1997, a previous officer/shareholder of the Company advanced $750 to the Company. The note is payable upon demand and accrues interest at 10% per annum. Accrued interest amounted to $169 at December 31, 1999.

     No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or reorganization transaction.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an reorganization candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the reorganization candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to a reorganizationcandidate would be at a price substantially higher than that originally paid by such stockholders.
Any payment to current stockholders in the context of a reorganization involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

------------------------------------------------------------------------------
Item 13.   Exhibits and Reports on Form 8-K
------------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the year ended December 31, 1999.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                             Index to Exhibits


 SEC Ref.        Page
   No.            No.         Description
---------       ------        -------------

Ex-3(i)           *           Articles of Incorporation, as amended

Ex-3(ii)          *           By-laws

Ex-10             *           Promissory Note made by the Company to the order
                              of Marlon Hill, dated October 1, 1997

Ex-23             30          Consent of Pritchett, Siler & Hardy, P.C.,
                              Independent Public Accountants dated February
                              29, 2000

Ex-27             **          Financial Data Schedule


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB filed by the Company with the Securities and Exchange Commission on December 8, 1999.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

SIGNATURES:

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf by the undersigned thereunto duly authorized.


Dated: February 29, 2000           Eastport Red's Incorporated

                                     /s/ Ken W. Kurtz
                                   -------------------------------------
                                   By:  Ken W. Kurtz, President, Secretary &
                                                      Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 29, 2000              /s/ Ken W. Kurtz
                                    -------------------------------------
                                    By:  Ken W. Kurtz, Director

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1999































                         PRITCHETT, SILER & HARDY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                         EASTPORT RED'S INCORPORATED
                        [A Development Stage Company]


                                 CONTENTS

                                                                   PAGE
                                                                   ----

   -- Independent Auditors' Report                                   1


   -- Balance Sheets, December 31, 1999 and 1998                     2


   -- Statements of Operations, for the years ended
       December 31, 1999 and 1998 and for the periods
       from inception on July 18, 1997 through
       December 31, 1997 and December 31, 1999                       3


   -- Statement of Stockholders' Equity (deficit) from inception
       on July 18, 1997 through December 31, 1999                    4


   -- Statements of Cash Flows, for the years ended
       December 31, 1999 and 1998 and for the periods
       from inception on July 18, 1997 through
       December 31, 1997 and 1999                                    5


   -- Notes to Financial Statements                               6 - 7

                         PRITCHETT, SILER & HARDY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              430 EAST 400 SOUTH
                           SALT LAKE CITY, UTAH 84111
                      (801) 328-2727  - FAX (801) 328-1123



                          INDEPENDENT AUDITORS' REPORT



Board of Directors
EASTPORT RED'S INCORPORATED
Salt Lake City, Utah

We have audited the accompanying balance sheets of Eastport Red's Incorporated [a development stage company] at December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the periods from inception on July 18, 1997 through December 31, 1997 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Eastport Red's Incorporated [a development stage company] as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended
December 31, 1999 and 1998 and for the periods from inception on July 18, 1997 through December 31, 1997 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 8, 2000
Salt Lake City, Utah

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                                BALANCE SHEETS


                                    ASSETS


                                                    December 31,
                                        -----------------------------------
                                           1999                     1998
                                        ___________             ___________
CURRENT ASSETS:
     Cash in bank                       $     7,793             $        10
                                        ___________             ___________
          Total Current Assets                7,793                      10
                                        ___________             ___________
                                        $     7,793             $        10
                                        ___________             ___________


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
     Notes payable - related party     $        750             $       750
     Accrued interest payable -
       related party                            169                      94
                                        ___________             ___________
          Total Current Liabilities             919                     884
                                        ___________             ___________

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value,
       5,000,000 shares authorized,
       0 shares issued and outstanding           -                       -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       11,000,000 and 1,000,000
       shares issued and outstanding,
       respectively                          11,000                   1,000
     Capital in excess of par value              -                     -
     Deficit accumulated during the
       development stage                     (4,126)                 (1,834)
                                        ___________             ___________
          Total Stockholders' Deficit         6,874                    (834)
                                        ___________             ___________
                                        $     7,793             $        10
                                        ___________             ___________






The accompanying notes are an integral part of these financial statements.

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS

                                                              From
                                                          Inception on
                                          For the         July 18, 1997
                                        Year Ended           Through
                                        December 31,       December 31,
                                    ------------------  ------------------
                                      1999      1998      1997      1999
                                    --------  --------  --------  --------

REVENUE                             $     --  $     --  $      -  $     --

EXPENSES
  General and administrative          (2,217)     (249)   (1,491)   (3,957)
                                    --------  --------  --------  --------
LOSS BEFORE OTHER
 EXPENSES                             (2,217)     (249)   (1,491)   (3,957)

OTHER EXPENSES:
  Interest expense                       (75)      (75)      (19)     (169)
                                    --------  --------  --------  --------
LOSS BEFORE INCOME TAXES              (2,292)     (324)   (1,510)   (4,126)

CURRENT TAX EXPENSE                       --        --         -        --

DEFERRED TAX EXPENSE                      --        --         -        --

                                    --------  --------  --------  --------

NET LOSS                            $ (2,292) $   (324) $ (1,510)   (4,126)
                                    --------  --------  --------  --------
BASIC LOSS PER SHARE                    (.00)     (.00)     (.00)     (.00)
                                    --------  --------  --------  --------


















The accompanying notes are an integral part of these financial statements.

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 18, 1997
                             THROUGH DECEMBER 31, 1999


                                                             Capital   Deficit
                                                               in  Accumulated
                         Preferred Stock Common Stock Excess During the _______________ ___________________ of Development
                         Shares   Amount   Shares   Amount   Par Value   Stage
                         _______ _______ _________ _________ ________ ________

BALANCE, July 18, 1997       -   $   -         -   $     -   $    -   $    -

Issuance of 1,000,000
  shares common stock
  for services at $.001
  per share, July, 1997      -       -   1,000,000     1,000      -        -

Net loss for the period
  ended December 31, 1997    -       -         -         -        -    (1,510)
                         _______ _______ _________ _________ ________ ________


BALANCE, December 31, 1997   -       -   1,000,000     1,000      -    (1,510)

Net loss for the year
  ended December 31, 1998    -       -         -         -        -      (324)
                         _______ _______ _________ _________ ________ ________


BALANCE, December 31,1998    -       -   1,000,000     1,000      -    (1,834)

Issuance of 10,000,000
  shares common stock
  for cash at $.001
  per share, May, 1999       -       -  10,000,000    10,000      -        -

Net loss for the period
  ended December 31, 1999    -       -         -         -        -    (2,292)
                         _______ _______ _________ _________ ________ ________

BALANCE, December 31,
 1999                        -   $   -  11,000,000 $  11,000 $    -   $(4,126)
                         _______ _______ _________ _________ ________ ________







The accompanying notes are an integral part of this financial statement.

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                            STATEMENT OF CASH FLOWS

                                                              From
                                                          Inception on
                                          For the         July 18, 1997
                                        Year Ended           Through
                                        December 31,       December 31,
                                    ------------------  ------------------
                                      1999      1998      1997      1999
                                    --------  --------  --------  --------

Cash Flows Provided by Operating
Activities:
  Net loss                          $ (2,292) $   (324) $ (1,510) $ (4,126)

  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Stock issued for services              --        --                1,000
  Changes in assets and liabilities:
     Increase in accrued interest -
     Related party                        75        75        19       169
                                    --------  --------  --------  --------
  Net Cash Provided (Used) by         (2,217)     (249)     (491)   (2,957)
   Operating Activities             --------  --------  --------  --------

Cash Flows Provided by Investing
 Activities
                                    --------  --------  --------  --------
  Net Cash Provided by Investing
   Activities
                                    --------  --------  --------  --------

Cash Flows Provided by Financing
 Activities:
  Proceeds from issuance of common
  stock                               10,000                        10,000
  Increase in notes payable -
  Related party                                              750       750
                                    --------  --------  --------  --------
   Net Cash Provided by Financing
   Activities                         10,000                 750    10,750
                                    --------  --------  --------  --------
Net Increase in Cash                   7,783      (249)       --     7,793

Cash at Beginning of Period               10       259        --        --
                                    --------  --------  --------  --------
Cash at End of Period               $  7,793  $     10  $    259  $  7,793
                                    --------  --------  --------  --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

 Cash paid during the period for:
  Interest paid                     $     --  $     --  $         $     --
  Income taxes paid                 $     --  $     --  $         $     --

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the years ended December 31, 1999 and 1998:
     None

   For the year ended December 31, 1997:
     The Company issued 1,000,000 shares of Common Stock for services rendered, valued at $1,000


The accompanying notes are an integral part of these financial statements.

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Eastport Red's Incorporated (the Company) was organized under the laws of the State of Nevada on July 18, 1997. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed during the period ended December 31, 1997.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities..." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Common Stock - During July 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,000 (or $.001 per share).

During May 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $4,000 which may be applied against future taxable income and which expire in various years from 2017 through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,300 and $600 as of December 31, 1999 and 1998, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $700 during 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of December 1999, the Company has not paid any compensation to an officer/director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

Notes Payable - During October 1997, an officer/shareholder of the Company advanced $750 to the Company. The note is payable upon demand and accrues interest at 10% per annum. Accrued interest amounted to $169 at December 31, 1999.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          EASTPORT RED'S INCORPORATED
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                          For the           From Inception
                                         Year Ended        on July 18, 1997
                                        December 31,      Through December 31,
                                   ---------- ---------- ---------- ----------
                                      1999       1998       1997       1999
                                   ---------- ---------- ---------- ----------
  Loss from continuing operations
  available to common shareholders
     (numerator)                   $  (2,292) $    (324) $  (1,510) $  (4,126)
                                   ---------- ---------- ---------- ----------

  Weighted average number of
  common shares outstanding used
  in loss per share for the period
      (denominator)                  7,630,100  1,000,000  1,000,000 3,699,800
                                    ---------- ---------- ---------- ---------