Form 10QSB
period 2000-09-30
EASTPORT REDS INC /UT
filed 2000-11-09
CIK 1049103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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


            3434 East 7800 South, #237, Salt Lake City, Utah 84121
        --------------------------------------------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of November 8, 2000, there were 11,000,000 shares of common stock issued and outstanding.


                                   Total of Sequentially Numbered Pages:   15
                                              Index to Exhibits on Page:   15

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .12



                                   PART II


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .13


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .13


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .14


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .14


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

                             September 30, 2000

                         EASTPORT RED'S INCORPORATED
                        [A Development Stage Company]




                                  CONTENTS
                                 ----------

                                                                   PAGE
                                                                  ------

  Unaudited Condensed Balance Sheets, September 30,
     2000 and December 31, 1999                                       2


  Unaudited Condensed Statements of Operations,
     for the three and nine months ended September 30, 2000
     and 1999 and for the period from inception on
     July 18, 1997 through September 30, 2000                         3

  Unaudited Condensed Statements of Cash Flows,
     for the nine months ended September 30, 2000
     and 1999 and for the period from inception on
     July 18, 1997 through September 30, 2000                         4


  Notes to Unaudited Condensed Financial Statements               5 - 7

                         EASTPORT RED'S INCORPORATED
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                                 [Unaudited]

                                    ASSETS
                                   --------

                                            September 30,    December 31,
                                                2000             1999
                                            -------------    -------------

CURRENT ASSETS
  Cash in bank                              $     4,368      $     7,793
                                            -------------    -------------
     Total Current Assets                         4,368            7,793
                                            -------------    -------------
                                            $     4,368      $     7,793
                                            =============    =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------

CURRENT LIABILITIES
  Note payable - related party              $       750      $       750
  Accrued interest payable - related party          225              169
                                            -------------    -------------
     Total Current Liabilities              $       975      $       919
                                            -------------    -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding                  --               --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   11,000,000 shares issued and
   outstanding                                   11,000           11,000
  Capital in excess of par value                    --               --
  Deficit accumulated during the
   development stage                             (7,607)          (4,126)
                                            -------------    -------------
  Total Stockholders' Equity                      3,393            6,874
                                            -------------    -------------

                                            $     4,368      $     7,793
                                            =============    =============


Note: The Balance Sheet of December 31, 1999, was taken from the audited financial statements at that date and condensed.


The accompanying notes are an integral part of these unaudited condensed financial statements.

                         EASTPORT RED'S INCORPORATED
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                                 [Unaudited]


                                             For the Three            For the Nine          From Inception
                                             Months Ended             Months Ended           on July 18,
                                             September 30,            September 30,          1997 Through
                                       ------------------------  ------------------------    September 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
REVENUE:                               $     --     $     --     $     --     $     --     $          --
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and Administrative                 522        2,170        3,425        2,195             7,382
                                       -----------  -----------  -----------  -----------  ----------------

LOSS BEFORE OTHER EXPENSES                  (522)      (2,170)      (3,425)      (2,195)           (7,382)

OTHER EXPENSES:
  Interest expense                           (19)         (19)         (56)         (56)             (225)
                                       -----------  -----------  -----------  -----------  ----------------

LOSS BEFORE INCOME TAXES                    (541)      (2,189)      (3,481)      (2,251)           (7,607)

CURRENT TAX EXPENSE                          --           --           --           --                --

DEFERRED TAX EXPENSE                         --           --           --           --                --
                                       -----------  -----------  -----------  -----------  ----------------

NET LOSS                               $    (541)   $  (2,189)   $  (3,481)   $  (2,251)   $       (7,607)
                                       -----------  -----------  -----------  -----------  ----------------

LOSS PER COMMON SHARE                  $    (.00)   $    (.00)   $    (.00)   $    (.00)   $         (.00)
                                       -----------  -----------  -----------  -----------  ----------------



The accompanying notes are an integral part of these unaudited condensed financial statements

                         EASTPORT RED'S INCORPORATED
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                [Unaudited - See Accountants' Review Report]

                                                                     From
                                             For the Nine        Inception on
                                             Months Ended          July 18,
                                             September 30,       1997 Through
                                        ----------------------  September 30,
                                           2000        1999          2000
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (3,481)  $  (2,251)  $      (7,607)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock issued for services                  -           -            1,000
    Changes is assets and liabilities:
      Increase in accrued interest -
       related party                           56          56             225
                                        ----------  ----------  --------------
        Net Cash Provided (Used) by
         Operating Activities              (3,425)     (2,195)         (6,382)
                                        ----------  ----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Net Cash Provided by Investing
         Activities                            -           -               -
                                        ----------  ----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock        -       10,000          10,000
 Increase in notes payable - related party     -           -              750
                                        ----------  ----------  --------------
        Net Cash Provided by Financing
         Activities                            -       10,000          10,750
                                        ----------  ----------  --------------
NET INCREASE (DECREASE) IN CASH            (3,425)      7,805           4,368

CASH AT BEGINNING OF PERIOD                 7,793          10             -
                                        ----------  ----------  --------------
CASH AT END OF PERIOD                   $   4,368   $   7,815   $       4,368
                                        ----------  ----------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the period for:
   Interest                             $      -    $      -    $         -
   Income taxes                         $      -    $      -    $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the nine months ended September 30, 2000
       None
    For the nine months ended September 30, 1999
       None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended
September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting
Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS
No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63,
89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of
Financial Assets and Extinguishment of Liabilities", were recently issued SFAS
No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.


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

The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $7,000 which may be applied against future taxable income and which expire in various years from 2019 through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,400 and $1,300 as of September 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,100 during the nine months ended September 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2000, the Company has not paid any compensation to an officer/director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

Notes Payable - During October 1997, an officer/shareholder of the Company advanced $750 to the Company. The note is payable upon demand and accrues interest at 10% per annum. Accrued interest amounted to $225 and $169 at September 30, 2000 and December 31, 1999, respectively.


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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                             For the Three            For the Nine          From Inception
                                             Months Ended             Months Ended           on July 18,
                                             September 30,            September 30,          1997 Through
                                       ------------------------  ------------------------    September 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $     (541)  $   (2,189)  $   (3,481)  $   (2,251)  $        (7,607)
                                       -----------  -----------  -----------  -----------  ----------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                       11,000,000   11,000,000   11,000,000    6,494,505         5,409,402
                                       -----------  -----------  -----------  -----------  ----------------



---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------


Results of Operations
----------------------


      ****************************************************************
            Nine Month Periods Ended September 30, 2000 and 1999,
            Three Month Periods Ended September 30, 2000 and 1999
       and from Inception on July 18, 1997 through September 30, 2000
      ****************************************************************


     The Company had no revenue from continuing operations for the nine month periods ended September 30, 2000 and 1999, for the three month periods ended June 30, 2000 and 1999 or from inception on July 18, 1997 through September 30, 2000.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,425 for the nine month period ended September 30, 2000, $2,195 for the nine month period ended September 30, 1999, $522 for the three month period ended September 30, 2000, $2,170 for the three month period ended September 30, 1999 and $7,382 from inception on July 18, 1997 through September 30, 2000.

     Interest expense for the nine month periods ended September 30, 2000 and 1999, the three month periods ended September 30, 2000 and 1999 and from inception on July 18, 1997 through September 30, 2000 was $56, $56, $19, $19 and $225 respectively. Interest was accrued on a note payable to a third party in the principal amount of $750. This note is payable upon demand and accrues interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $3,481 for the nine month period ended September 30, 2000, $2,251 for the nine month period ended September 30, 1999, $541 for the three month period ended September 30, 2000, $2,189 for the three month period ended September 30, 1999 and $7,607 from inception on July 18, 1997 through September 30, 2000.


Liquidity and Capital Resources
--------------------------------

     The Company remains in the development stage and, since inception, has had no revenues. At September 30, 2000, the Company had working capital of $3,393. The Company had cash in the amount of $4,368. All cash raised by the Company to date, has come from the sale of 10,000,000 shares of the Company's common stock to First Avenue, Ltd. for $10,000, as well as a $750 loan to the Company by its previous President, Marlon Hill. Ken W. Kurtz, the Company's President, Secretary, Treasurer and Director is a general and limited partner of First Avenue, Ltd. The shares were sold to First Avenue, Ltd. to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934, as amended, and also to pay the costs of general administrative expenses.

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

                                   EASTPORT RED'S INCORPORATED


                                    /s/  Ken Kurtz
                                   -----------------------------------
Date: November 9, 2000             By: Ken Kurtz, President, Secretary
                                                   Treasurer & Director

                                INDEX TO EXHIBITS
                              ---------------------



SEC Ref   Page
No.       No.       Description
-------   ----      -----------

Ex-3(i)    **       Articles of Incorporation of the Company, filed with
                    the State of Nevada on July 18, 1997.

Ex-3(ii)   **       Bylaws of the Company.

Ex-10(a)   **       Promissory Note made by the Company to the order of
                    Marlon Hill, dated October 1, 1997.

Ex-27      *        Financial Data Schedule for the nine month period ended
                    September 30, 2000.


** The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on December 8, 1999.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.