Form 10KSB
period 2000-12-31
WALLIN ENGINES CORP
filed 2001-04-16
CIK 1049103

                  U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 000-28409

                         Wallin Engines Corporation
              -------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

              Nevada                                  84-1416078
             --------                                ------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

             6314 King Valley Drive, West Valley City, Utah 84128
           ---------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number: (801) 964-4810
                                             ----------------

            3434 East 7800 South, #237, Salt Lake City, Utah 84121
           ---------------------------------------------------------
         (Address of Previous Principal Executive Offices and Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable

Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $0.001
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2000 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates was indeterminable because there is no active trading market for the Company's securities.

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of March 31, 2001, was 19,900,000 shares.

                                                  Total Number of Pages: 33
                                   Index to Exhibits is Located on Page: 32

                                TABLE OF CONTENTS


                                      PART I

Item Number and Caption                                                  Page

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . .  12

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  13

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  13


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters . . . .  14

Item 6.  Management's Discussion and Analysis or Plan of Operations . . .  14

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .  15

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . .  27


                                     PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . . .  27

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .  28

Item 11.  Security Ownership of Certain Beneficial Owners and Management.  29

Item 12.  Certain Relationships and Related Transactions. . . . . . . . .  30

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  30


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .  31

         Index to Exhibits. .  . . . . . . . . . . . . . . . . . . . . .  32

                                      PART I

-----------------------------------------------------------------------------
Item 1.   Description of Business.
-----------------------------------------------------------------------------

Forward-looking Statements

     Various forward-looking statements have been made in this Form 10-KSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-KSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-KSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

     Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Readers are also urged to carefully review and consider the various disclosures which attempt to advise interested parties of the factors which affect our business, including, but without limitation to the disclosures made under the caption, "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and under the caption, "Rick Factors" included herein.

General

     Wallin Engines Corporation ("Wallin Engines" or the "Company") was incorporated under the laws of the State of Nevada on July 18, 1997 under the name, "Eastport Red's Incorporated." Until December 2000 the Company had minimal operations which were primarily administrative in nature. In December 2000 the Company entered into an asset acquisition agreement to acquire certain assets from its now current president, Michael Linn, in order to commence operations as a re-builder of custom car and truck engines.
Effective January 22, 2001, subsequent to the date of this report, the Company's name was changed from Eastport Red's Incorporated to Wallin Engines Corporation to better suit its new business plan. The Company has had limited operations to date. The Company has no full-time employees and owns no real estate.

     Wallin Engines Corporation is a development stage company seeking to offer services as a re-builder of custom car and truck engines specializing in pre-1985 internal combustion engines with block sizes ranging from 298 to 490 cubic inches.

     Our market is expected to initially include antique automobile collectors, muscle car and truck collectors, restoration specialists and general automobile enthusiasts who are seeking to optimize engine and driving performance.

     We believe our rebuilt engines will provide superior performance over engines offered by our competitors because our engines will be custom rebuilt beyond general manufacturing standards. We believe that our custom engines will be able to provide significant performance improvements over standard, off-the-shelf rebuilt engines in areas such as engine horsepower, torque, longevity, gas mileage, smoothness of operation, and reliability.

     We believe we can provide such exceptional improvements in engine performance because of custom enhancements made to a mass-produced engine.

     Generally, an automobile is manufactured on an assembly line. The parts that go into an automobile are either made by the automobile manufacturer or purchased from outside suppliers. The automobile manufacturer establishes engineering specifications and guidelines to which the parts going into an automobile must be manufactured. The specifications and guidelines were developed to, among other things, minimize manufacturing costs, and produce a product with reasonable quality in a mass production environment.

     Developing engines that operate with maximum precision is not cost-effective in a mass production environment and is not the goal of the vast majority of automobile owners. Therefore, while nearly all newly manufactured engines are generally safe and reasonably efficient, they are far from optimized.

     An engine's performance can be improved in a number of ways. While a detailed description of a combustion engine's operation is beyond the scope of this report, a general understanding can assist in understanding how performance can be improved.

     A combustion engine consists of, among other things, an engine block, engine heads, a combustion chamber, ignition system, valves, cranks, rods and pistons.

     By porting the heads, we can increase the amount of oxygen and gas mixture in a chamber, thereby increasing the size of the intake and explosion in the cylinder and the overall engine breath-ability. Porting the heads involves widening and deepening the ports using a special metal die-grinder and various tool bits.

     By balancing the cranks, rods and pistons beyond standard manufacturing specifications, we can further reduce engine vibration and prolong engine life. Balancing the cranks, rods and pistons involves utilizing specialized instruments to determine the ideal weight, distance and position each item is relative to the others during a crank cycle.

    By indexing and blueprinting cranks and pistons, we can increase the accuracy in timing their movements, which leads to greater performance. Indexing and blueprinting involves setting the cranking of the pistons at optimal levels.

     To complete a custom engine rebuilding, we will also replace any engine parts that show any signs of wear such as, but not limited to, valve guides, seats, connecting rods and push rods. We can also rebuild and/or design an engine's camshaft.

     In addition to the above, we utilize various techniques which we believe are proprietary and allow us to offer a superior product.


Market

     Our services target the leisure consumer. As such, our services don't include any direct cost savings or profit-generating benefits to the consumer. Our services are geared to improve the performance of our customer's engines, and we expect most of our customers to be purchasing our services for personal use as part of a hobby.

     We expect that a substantial portion of our initial business will develop primarily through word-of-mouth. Our management has many years in the business and is currently employed full-time at a non-competing, local machine shop where we expect to generate a number of leads.

     Additionally, we expect to market our services at various car shows throughout the West and Mountain West where we expect to reach avid automobile enthusiasts.

     We expect that the majority of our business will come from the West and Mountain West geographic markets. We do not believe that our business will be affected by seasonal factors. However, our business may be impacted by fluctuations in economic conditions. We expect more business in stronger economic environments because potential customers are more likely to engage in hobby related activities during prosperous times.


Competition

     We expect to compete on a local, regional and national basis with other companies that either specialize in rebuilding engines or that participate in the retail market, selling after-market automobile parts. We also expect to compete, to a limited extent, with automobile manufacturers.

     On a regional and national basis, our competitors are expected to include retailers such as Checkers, Pep Boys, Ninex, Auto Zone and a variety of others. On a local basis, our competitors are expected to include local engine exchange companies and machine shops.

     We will compete with regional and national competitors only to the extent that we rebuild standard engines for the general consumer, which isn't our primary market. As indicated, our primary market is to rebuild custom engines for automobile and truck enthusiasts seeking a substantial improvement in engine performance. To this extent, we will compete largely on a local basis with specialty machine shops where the market is highly fragmented.

     It can be assumed that most, if not all, of our competitors have substantially greater financial and other resources than we do. Therefore, we expect to compete based not only on the quality of our custom rebuilt engines but also by providing exceptional customer service.

     We may also face additional competition in the future as new technologies limit the use of internal combustion engines. However, we see this threat to be far into the future and are not currently making any provisions to deal with such a competitive threat.

     The barriers to entry into our industry are very low and can result in continued competitive pressures, thereby having a potentially adverse effect on our financial performance.


Pricing/Service/Delivery

     Because our engines will be custom rebuilt, our prices will vary depending on the amount of customizing required. For a simple rebuilt engine, we expect our prices to be approximately twice that of a standard, off-the-shelf, rebuilt engine from a "Pep-Boys" type retail operation or an automobile parts dealer. However, we expect our customers to experience a substantial increase in performance from our engines over standard off-the-shelf products, which we believe should justify the higher price.

     On simple rebuild projects, we expect to deliver a rebuilt engine within three weeks after beginning the project. More customized projects are expected to take several months. As the Company grows and we are able to hire additional machinists and mechanics, we expect turnaround times to improve significantly.

     After a free initial consultation with the customer, we expect to deliver a project bid within 48 hours. This will allow us time to determine the availability and price of parts that may go into the customized engine.

     We require half of the estimated project cost at commencement of the project, with the balance due upon completion. For local customers, the price is expected to include delivery, which we will provide in-house. All other customers are expected to either pick up the completed engine from our facilities, or for an additional charge, we may arrange for its delivery. We do not have a relationship with a delivery company at this time, but don't foresee excessive hardship in arranging for delivery when such a situation arises.

     Our engines are expected to have limited standard manufacturer warranties against defects for the individual parts making up the engines. However, our
Company will not guarantee an engine against defects beyond 30 days.   This is
because most of our customers are expected to be hobbyists and enthusiasts who often push high-performance engines to the limit. Our Company cannot be responsible for excessive and abusive treatment of newly rebuilt engines. In the event we are required to service a defective engine rebuilt by our Company, we will make a determination as to the cause of the defect. Occasionally, the defect may be specifically identified as defective workmanship by our employees, however, if the engine is driven normally during the first 30 days after leaving our facilities, most of the potential defects attributed to our workmanship are expected to be discovered.

     Because we are in the development stage, we have not experienced any claims from customers for defective parts. Nevertheless, we expect to allocate a charge of 10% against revenues as an allowance against defective workmanship. The charge will be calculated and taken on a quarterly basis.

     Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating contracts. While there are no guarantees, we do not expect any single customer to account for greater than ten percent of our total revenues.


Administrative and Operating Systems

     We are currently operating from the home of our president who provides office space, utilities and general office support to the Company. For the calendar year 2000, we did not allocate any charges for these services because such services did not begin on a regular basis until after the end of the calendar year. Beginning January 2001, we have chosen to accrue an expense of $100 per month for rent and an additional $100 per month for utilities and other miscellaneous expenses, which we believe would be the cost from independent third parties. As the Company grows, it will have to pay for these services from independent parties.

     Because of our president's relationship with his current employer, we also expect to utilize shop space and certain machine tools on a limited basis
at no charge to the Company, from the employer's local machine shop.   We
expect these facilities to be adequate for small projects, but expect to have to pay for the use of the facilities and/or tools as we grow.

     The nature of our business also allows us to keep operating costs low. Currently, we spend less then a $100 per month for additional office supplies, postage, marketing and other items necessary to allow us to operate on a limited basis. We will need to allocate additional resources if we receive orders for multiple projects at once.

     At the present time, our accounting and inventory systems are manual, which we expect to be adequate for the foreseeable future. We may, from time to time, utilize off-the-shelf software programs or the services of outside accounting and bookkeeping firms.

     We don't currently maintain any worker's compensation, general office or liability insurance although we expect to acquire such insurance if we generate additional and adequate financial resources to allocate to such costs through operating revenues or from the sale of our securities.

Employees

     We currently have only one individual who is serving as our officer/director/employee on a part time basis. We are heavily dependent upon his skills, talents, and abilities to implement our business plan, and may, from time to time, find that the inability of this person to devote full-time attention to the business of the Company may result in a delay in progress toward implementing our business plan. As a result, the actual time he will devote to the Company's affairs is unknown and is likely to vary substantially from month to month. Also see Item 9 - Directors, Executive Officers, Promoters and Control Persons.

     We expect to utilize the services of outside consultants, attorneys, and accountants as necessary. We expect to only attempt to employ additional personnel if we are able to generate revenues or obtain additional financing. The need for additional personnel and their availability will be determined on an as needed basis. As the Company grows, we will seek to hire additional personnel in the areas of machine work, assembly, administration, sales, marketing and technology services. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     The economic environment in which we operate is strong with a very tight labor force. While most of the population is well educated, there are no assurances that we will be able to hire additional quality personnel and if so, be able to hire on terms favorable to us.

     For the calendar year 2000, we did not allocate a salary expense for our only employee because such services did not begin on a regular basis until after the end of the calendar year. Beginning January 2001, we have chosen to accrue an expense of $1,000 per month for salary, which is only expected to be paid at such time as the Company has the resources to pay.

     We do not currently offer any retirement, pension, profit sharing, stock option or insurance programs, vacation pay, overtime pay or other similar programs. However, as the Company grows and we hire additional personnel, we may seek to add additional employee benefits including an insurance plan, retirement plan, bonus and/or stock option plans.

     Our employees are not part of any collective bargaining arrangements, and our relationship with our employees is good.

     Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. We have not currently established any policies for resolving these potential conflicts.

     We do not have "key person" life insurance coverage on the life of our officers and directors, and we have no present intention to purchase such coverage, due to its prohibitive cost.

Need for Future Capital

     Because we are operating with limited capital and resources, our long-term success may therefore depend upon our ability to raise additional capital. Currently, we are able to minimize expenses and believe that between our current cash reserves and through limited amount of work, we will have adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise.

     We may need additional capital for tooling, personnel and marketing as we grow, which may be beyond resources generated by revenues. We have not investigated the availability, source, or terms for additional capital and will not do so until we determine such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with our limited capital.

     Irrespective of whether the Company's cash assets prove to be adequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash. Such issuance could have a potentially dilutive effect on the ownership of the shareholders.


Risk Factors

     We are also subject to a number of risks, which are inherent to development stage companies. Additionally, we are also subject to general industry risks. Besides those that have already been discussed herein, the Company is subject to the following risks:

   --EARLY DEVELOPMENT STAGE COMPANY; NO EARNINGS HISTORY. The Company just recently changed to its current business and is considered in its promotional and embryonic development stages. Until recently, we have not had revenues, and there are no material financial results upon which investors might base an assessment of our potential. Management of the Company may provide forward-looking financial information. Such information should be viewed as highly speculative. The forward-looking financial information is subject to change as management learns more about the market and the costs associated with carrying out its plans. Therefore, any forward-looking statements are not final and should not be relied upon in their entirety. As a result of the increase in operating expenses caused by a new business plan, operating results may be adversely affected if services do not increase sufficiently, whether due to increased competition or otherwise. There can be no assurance that the Company will be able to grow in the future.

   --GENERAL RISKS TO WHICH MOST NEW BUSINESSES ARE SUBJECTED. The Company is subject to all of the risks typically associated with start-up companies: (i) lack of capital, (ii) lack of name recognition, (iii) high startup costs, and
(iv) difficulties in generating clients and establishing revenue streams. Investments in start-up companies are highly speculative with a high probability of failure. In the event the Company fails to achieve its objectives, an investment in the Company's securities could result in a complete loss of investment.

   --RISKS ASSOCIATED WITH EXPANSION. The Company will seek to develop and expand its operations. Expansion will place substantial strains on the Company's newly formed and as yet untested business plan, management, operational, accounting and information resources and systems. Successful management of growth will require the Company to first develop and then improve its financial controls, operating procedures, and management information systems, and to train, motivate and manage its employees. The Company's failure to manage early growth effectively would have a material adverse effect on its results of operations and its ability to execute its business plan.

   --CONTROL BY INSIDERS / PRINCIPAL SHAREHOLDERS. A single shareholder of the Company beneficially owns a majority of the outstanding shares and will, consequently, be able to elect the Company's Board of Directors, thereby directing its affairs. The holders of a majority of the Company's issued and outstanding shares may, pursuant to Nevada corporate statutes, authorize or take corporate action without the notice, approval, consent or vote of the minority stockholders.

   --LACK OF PUBLIC TRADING MARKET. While the Company anticipates eventually applying for a listing to have its stock trade on the NASD OTC Bulletin Board, there is presently no public trading market for the shares, and no assurance can be given that any public and/or active trading market will develop or be sustained in the future. In the event a market does develop, the market price for the Company's stock may be volatile and subject to fluctuations resulting from news announcements concerning the Company, quarterly operating results, analyst recommendations, general securities market conditions, and other factors. The stock market in general, and the market for shares of small capitalization stocks in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock and may not be indicative of future market prices of the stock.

   --PENNY STOCK REGULATIONS. Investors should note the existence of Rule 15(c)2-6 (the "Rule") promulgated under the Exchange Act, setting forth sales practice requirements for certain securities. The Rule imposes certain additional requirements on sales practices utilized by broker-dealers who may sell the Company's securities to persons other than established customers and "accredited investors." For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

     For transactions covered by the Rule, the special "suitability determinations" for the proposed purchaser must be made by the broker, and a written agreement to the transaction must be furnished by the purchaser to the broker prior to the sale. In the event that a trading market should develop for the Company's securities, the Rule may have the effect of hampering the ability of investors to resell their shares in such market.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate broker-dealer practices in connection with transactions in "penny stocks." Such rules include Rules 3a51-1, 15g-1, 5g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The 'penny stock rules' require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. The foregoing disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If a trading market should develop in the Company's securities and should the shares become subject to the penny stock rules, investors in the offering may find it difficult to sell their shares.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Management of the Company is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Rule 144 Sales

     Shares of the Company's common stock that are held by officers, directors, and any stockholder owning greater than 10% of the total issued and outstanding shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides, in essence, that a person who has held restricted securities for one year may, under certain conditions, sell every three months in brokerage transactions a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

   --TIME TO MARKET. A regular market for our services may take longer to develop than anticipated or may never develop, which would adversely affect revenues and profitability. We cannot ensure that our targeted customers will purchase our services. If the market for our services fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts.

   --TECHNOLOGICAL CHANGES. Rapid technological changes could adversely affect our business. The market for internal combustion engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Therefore, if we are not able to adapt to rapidly changing technologies or adapt our product to evolving industry standards, our business will be adversely affected.

-----------------------------------------------------------------------------
Item 2.   Description of Property.
-----------------------------------------------------------------------------

     The Company has no real estate property. The Company currently maintains operations from the home of its president, Michael Linn, located at 6314 King
Valley Drive, West Valley City, Utah 84128.   For the calendar year 2000, we
did not allocate any charges for rent as such services did not begin on a regular basis until after the end of the calendar year. Beginning January 2001, we have chosen to accrue an expense of $100 per month for rent and an additional $100 per month for utilities and other miscellaneous expenses, which we believe would be the cost from independent third parties. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

-----------------------------------------------------------------------------
Item 3.   Legal Proceedings.
-----------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

-----------------------------------------------------------------------------
Item 4.   Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------------------------

     On December 1, 2000, the Company entered into an Asset Acquisition Agreement between the Company and Michael Linn, a Utah resident ("Asset Agreement") that resulted in the Company purchasing certain assets owned by Mr. Linn in exchange for the issuance of 18,000,000 shares of the Company's common stock to Mr. Linn.

     Also in connection with the Asset Agreement, First Avenue, Ltd., a shareholder of the Company, agreed to the cancellation of 9,100,000 shares out of the 10,000,000 shares of the Company's Common Stock held by it.

     On December 5, 2000, the Board of Directors consented to the appointment of Mr. Michael Linn as the Company's president, secretary, treasurer and director, to serve until his successor is elected and qualified. Such appointment became effective December 20, 2000.

     The issuance and cancellation of the Company's stock as discussed herein resulted in a change in control of the Company from First Avenue, Ltd. to Michael Linn. Michael Linn is now a controlling shareholder of the Company by owning 18,000,000 common stock shares, which is approximately 90.5% of the Company's 19,900,000 common stock shares issued and outstanding.

     For more information regarding the change in control, see the Company's Information Statement filed on Schedule 14f with the Securities and Exchange Commission on December 7, 2000, which is incorporated herein by this reference. Also see the Company's Current Report filed on Form 8-K with the Securities and Exchange Commission on December 7, 2000 and the amendment thereto filed with the Securities and Exchange Commission on December 8, 2000, which are incorporated herein by this reference.

     On December 21, 2000, the board of directors and majority shareholders of the Company consented to change the Company's name from Eastport Red's Incorporated to Wallin Engines Corporation to be effective January 22, 2001.

     Of the 19,900,000 shares of common stock issued and outstanding and entitled to vote by written consent on that date, Mr. Linn, the Company's president, secretary, treasurer, director and majority shareholder owning 18,000,000 shares, or approximately 90.5% of the outstanding common stock, consented to this name change by written consent taken without a meeting.

     On January 2, 2001, the Company mailed an information statement regarding the name change to all shareholders of record as of December 21, 2000. Also on January 2, 2001, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission. The name change is to be effective January 22, 2001.

     For more information regarding the name change, see the Company's Information Statement filed on Schedule 14C with the Securities and Exchange Commission on January 2, 2001, which is incorporated herein by this reference.

                                 PART II

-----------------------------------------------------------------------------
Item 5.   Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

     No public trading market currently exists for the Company's securities. There were twenty-five (25) holders of record of the Company's common stock on December 31, 2000.

     No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

-----------------------------------------------------------------------------
Item 6.   Management's Discussion and Analysis of Operations or Plan of
          Operations.
-----------------------------------------------------------------------------

     ******************************************************************
                  Liquidity and Capital Resources (Audited)
                For the Calendar Year Ended December 31, 2000
     ******************************************************************

     The Company remains in the development stage and, since inception, has had no revenues. At December 31, 2000, the Company had a working capital of ($134) and cash in the amount of $9,764. All cash raised by the Company at December 31, 2000, had come from the sale of 10,000,000 shares of the Company's common stock to First Avenue, Ltd., a limited partnership owned by a previous officer of the Company, for $10,000, as well as a $750 loan to the Company by a previous officer. The shares were sold to First Avenue, Ltd. to obtain capital to pay the costs of general administrative expenses.

     On January 1, 2001, the Company executed a note payable with a third party in the amount of $10,000. This note is due in full at maturity on January 1, 2002 and accrues interest at 10% per annum and was executed in order to obtain capital to pay general administrative expenses and expenses relating to the Company's new business plan, as described herein.

     ******************************************************************
                      Results of Operations (Audited)
          for the Calendar Years Ended December 31, 2000 and 1999
       and from Inception on July 18, 1997 through December 31, 2000
     ******************************************************************

     The Company did not have any revenues for the calendar years ended December 31, 2000 and 1999 nor from inception July 18, 1997 through December 31, 2000. The Company incurred $4,294 in net operating losses for the calendar year ended December 31, 2000 as compared to $2,292 in net operating losses for the calendar year ended December 31, 1999 and $8,420 from inception on July 18, 1997 through December 31, 2000.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was $0.00 per share.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,228 for the calendar year ended December 31, 2000, $2,217 for the calendar year ended December 31, 1999 and $8,185 from inception on July 18, 1997 through December 31, 2000.

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on July 18, 1997 through December 31, 2000 was $66, $75, and $235 respectively. Interest was accrued on a note payable dated October 1, 1997 to a third party in the principal amount of $750 and bears interest at 10% per annum. Interest was also accrued on a second note payable dated November 1, 2000 in the amount of $10,000 with a shareholder of the Company and bears interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $4,294 for the calendar year ended December 31, 2000, $2,292 for the calendar year ended December 31, 1999 and $8,420 from inception on July 18, 1997 through December 31, 2000.

     For the current calendar year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

     ******************************************************************
                            Plan of Operations
     ******************************************************************

     Management believes that between our current cash reserves and through limited amount of work, we will have adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001. However, there can be no assurances to that effect, as the Company has had minimal revenues through the date of filing this report and its need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred. Also see information provided under Item 1
- Description of Business.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

-----------------------------------------------------------------------------
Item 7.   Financial Statements.
-----------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the calendar years ended December 31, 2000 and 1999 and for the periods from inception on July 18, 1997 through December 31, 2000.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                            FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]




                                 CONTENTS

 									            PAGE

-	Independent Auditors' Report					      1


- 	Balance Sheet, December 31, 2000 				      2


- 	Statements of Operations, for the years ended
		December 31, 2000 and 1999 and for the period
		from inception on July 18, 1997 through
		December 31, 2000					            3


-	Statement of Stockholders' Equity, from inception
		on July 18, 1997 through December 31, 2000		4


-	Statements of Cash Flows, for the years ended
		December 31, 2000 and 1999 and for the period
		from inception on July 18, 1997 through
		December 31, 2000					            5


-	Notes to Financial Statements					      6 - 9

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
WALLIN ENGINES CORPORATION
(Formerly Eastport Red's Incorporated)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Wallin Engines Corporation (Formerly Eastport Red's Incorporated) [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on July 18, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Wallin Engines Corporation (Formerly Eastport Red's Incorporated) [a development stage company] as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on July 18, 1997 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 15, 2001
Salt Lake City, Utah

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                               BALANCE SHEETS

                                   ASSETS

											December 31,
											   2000
											___________
CURRENT ASSETS:
	Cash in bank								$     9,764
	Inventory									        612
											___________
		Total Current Assets						     10,376

EQUIPMENT, NET									      8,248

OTHER ASSETS:
	Inventory									      3,700
											___________
											$    22,324
											___________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable								$ 	  510
	Notes payable - related party						     10,000
											___________
			Total Current Liabilities				     10,510
											___________
STOCKHOLDERS' EQUITY:
	Preferred stock, $.001 par value,
		5,000,000 shares authorized,
		no shares issued and outstanding				      -
	Common stock, $.001 par value,
		20,000,000 shares authorized,
		19,900,000 shares issued and
		outstanding								     19,900
	Capital in excess of par value					        334
	Deficit accumulated during the
	  development stage							     (8,420)
											___________
		Total Stockholders' Equity					     11,814
											___________
											$    22,324
											___________






The accompanying notes are an integral part of these financial statements.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                          STATEMENTS OF OPERATIONS


								  For the	      From Inception
								 Year Ended		on July 18,
							      December 31,	1997 Through
							______________________	December 31,
							   2000	   1999	   2000
							__________	__________	__________

REVENUE						$	-	$	-	$	-

EXPENSES:
	General and Administrative		     4,228	     2,217	     8,185
							__________	__________	__________

LOSS BEFORE OTHER
  EXPENSES						    (4,228)	    (2,217)	    (8,185)

OTHER EXPENSES:
	Interest Expense				       (66)	       (75)       (235)
							__________	__________	__________

LOSS BEFORE INCOME TAXES			    (4,294)	    (2,292)	    (8,420)

CURRENT TAX EXPENSE					-		-		-

DEFERRED TAX EXPENSE					-		-		-
							__________	__________	__________

NET LOSS						$   (4,294)	$   (2,292) $   (8,420)
							__________	__________	__________

LOSS PER COMMON SHARE				$     (.00)	$     (.00)	$     (.00)
							__________	__________	__________









The accompanying notes are an integral part of these financial statements.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                      STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON JULY 18, 1997

                         THROUGH DECEMBER  31, 2000

															Deficit
															Accumulated
					      Preferred Stock	     Common Stock		Capital in 	During the
					______________________	______________________	Excess of	Development
					  Shares	  Amount	  Shares	  Amount	Par Value	Stage
					__________	__________	___________	__________	__________	__________
BALANCE, July 18, 1997			-	$	-		-	$	-	$	-	$	-

Issuance of 1,000,000
  shares common stock for
  services at $.001 per share,
  July, 1997				-		-	  1,000,000	     1,000		-		-

Net loss for the period ended
  December 31, 1997			-		-		-		-		-	    (1,510)
					__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  1997					-		-	  1,000,000	     1,000		-	    (1,510)

Net loss for the year ended
  December 31, 1998			-		-		-		-		-	      (324)
					__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  1998					-		-	  1,000,000	     1,000		-	    (1,834)

Issuance of 10,000,000
  shares common stock for
  cash at $.001 per share,
  May, 1999					-		-	 10,000,000	    10,000		-		-

Net loss for the year ended
  December 31, 1999			-		-		-		-		-	    (2,292)
					__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  1999					-		-	 11,000,000	    11,000		-	    (4,126)

Canceled 9,100,000 shares of
  Common stock, December
  2000					-		-	 (9,100,000)    (9,100)	     9,100		-

Issuance of 18,000,000 shares
  of common stock for equipment
  and inventory valued at $9,000,
  December 2000				-		-	 18,000,000     18,000	    (9,000)		-

Interest forgiven by a
  Shareholder				-		-		-		-	       234		-

Net loss for the year ended
  December 31, 2000			-		-		-		-		-	    (4,294)
					__________	__________	___________	__________	__________	__________
BALANCE, December 31,
  2000					-	$	-	 19,900,000	$   19,900	$      334	$   (8,420)
					__________	__________	___________	__________	__________	__________

The accompanying notes are an integral part of this financial statement.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                          STATEMENT OF CASH FLOWS

												  For the	      From Inception
												 Year Ended	      on July 18,
											        December 31,	1997 Through
											______________________  December 31,
											   2000	   1999	   2000
											__________	__________	__________
Cash Flows Provided by Operating Activities:
	Net loss									$   (4,294)	$   (2,292)	$   (8,420)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
		Stock issued for services						-		-	     1,000
		Depreciation expense						       140		-	       140
		Non-cash expense							 	  65		-		  65
		Changes is assets and liabilities:
		   Increase in inventory					    (3,700)		-	    (3,700)
		   Increase in accounts payable				       510		-	       510
		   Increase in accrued interest - related party			-		75	       169
											__________	__________	__________
		     Net Cash Provided (Used) by Operating Activities	    (7,279)	    (2,217)	   (10,236)
											__________	__________	__________
Cash Flows Provided by Investing Activities					-		-		-
											__________	__________	__________
		     Net Cash Provided by Investing Activities			-		-		-
											__________	__________	__________
Cash Flows Provided by Financing Activities:
	Proceeds from issuance of common stock				      -	    10,000	    10,000
	Proceeds from notes payable - related party			     9,250		-	    10,000
											__________	__________	__________
		     Net Cash Provided by Financing Activities		     9,250	    10,000	    20,000
											__________	__________	__________
Net Increase in Cash								     1,971	     7,783	     9,764

Cash at Beginning of Period							     7,793	        10		-
											__________	__________	__________
Cash at End of Period								$    9,764	$    7,793	$    9,764
											__________	__________	__________
Supplemental Disclosures of Cash Flow Information:
	Cash paid during the period for:
	  Interest									$	-	$	-	$	-
	  Income taxes								$	-	$	-	$	-

Supplemental Schedule of Noncash Investing and Financing Activities:
	For the year ended December 31, 2000:
The Company issued 18,000,000 shares of common stock to acquire equipment and inventory. A shareholder canceled and returned to the Company 9,100,000 shares of stock. A shareholder forgave accrued interest of $234, which is accounted for as a capital contribution.

      For the year ended December 31, 1999:
None

      For the period from inception on July 18, 1997 through December 31, 1998:
The Company issued 1,000,000 shares of common stock for services rendered, valued at $1,000.

The accompanying notes are an integral part of these financial statements.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wallin Engines Corporation (the Company) was organized under the laws of the State of Nevada on July 18, 1997 as Eastport Red's Incorporated. On December 1, 2000 the Company acquired certain assets from Michael Linn (the Company's current president, director and majority shareholder) and changed its business plan from seeking potential business ventures to building and overhauling car and truck engines. On December 20, 2000 the Company's board of directors adopted a resolution to change the Company's name to Wallin Engines Corporation effective January 24, 2001. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Inventory - Inventories consist of parts and equipment and are stated at the lower of cost, or market value. Inventory of $3,700 shown on the balance sheet as a noncurrent asset represents an automobile acquired for cash that is not expected to be sold currently.

  Property, and Equipment - Property, and equipment are recorded at cost or carry-over basis. Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets [See Note 2].

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,000 and were expensed during the period ended December 31, 1997.

  Revenue Recognition - The Company plans to recognize revenue upon delivery of completed rebuilt or serviced engine.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - EQUIPMENT

  Property and equipment consists of the following:

                                                       December 31,
                                                          2000
                                                       ___________
     Auto tools and equipment                          $     8,388

    Less:  Accumulated Depreciation                            140
                                                       ___________
      Net Equipment                                    $     8,248
                                                       ___________

  Depreciation expense for the year ended December 31, 2000 was $140.

NOTE 3 - CAPITAL STOCK

  Common Stock - During July 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,000 (or $.001 per share).

  During May 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

  During December 2000, the Company issued 18,000,000 shares of its previously authorized, but unissued common stock as consideration for the acquisition of certain assets (tools, equipment and parts inventory) from Michael Linn, valued at $9,000 (or $.0005 per share). The assets were valued at the carryover basis of the shareholder, which is lower than the estimated market value.

  During December 2000, a shareholder of the Company canceled 9,100,000 shares of the Company's issued and outstanding common stock for no consideration.
  Simultaneous with the issuance and cancellation of shares, Michael Linn was appointed as president and director of the Company and Ken Kurtz, former president and director of the Company resigned from all positions as officer and director.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

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

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $8,400 which may be applied against future taxable income and which expire in various years from 2017 through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,900 and $1,300 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,600 during 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended December 2000 and 1999, the Company did not paid any compensation to an officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

  Notes Payable - During October 1997, an officer/shareholder of the Company advanced $750 to the Company. This note was repaid November 28, 2000, and accrued interest of $234 was forgiven and recorded as capital in excess of par value.

  During December 2000, the Company received a loan in the amount of $10,000 from Aspen Ridge Corporation ("ARC"). The loan is in the form of an unsecured promissory note dated January 1, 2001 and payable in full with accrued interest January 1, 2002. The note accrues interest at the rate of 10% per annum. There was no accrued interest at December 31, 2000.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                For the       From Inception
                                               Year Ended      on July 18,
                                              December 31,     1997 Through
                                        ______________________ December 31,
                                           2000        1999        2000
                                        __________  __________  __________
  Loss from continuing operations
  available to common shareholders
      (numerator)                       $   (4,294) $   (2,292) $   (8,420)
                                        __________  __________  __________
  Weighted average number of
  common shares outstanding used
  in loss per share for the period
      (denominator)                     11,729,508   7,630,100   6,028,526
                                        __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - SUBSEQUENT EVENTS

  During January 2001, the Company advanced an officer/shareholder of the Company a total of $2,000 as a short-term loan.

----------------------------------------------------------------------------
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------------

     Not Applicable.


                                 PART III

-----------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------------

     The directors and executive officers currently serving the Company are as follows:

NAME                  AGE        POSITION HELD             SINCE
-----                 ----       --------------            ------

Michael Linn           32        President, Secretary,     December 20, 2000
                                 Treasurer, Director &
                                 Chairman of the Board


     The director named above will serve until his successor is elected and qualified. Officers will hold their positions as directed by the board of directors. Currently, none of the Company's officers or directors have any employment agreement with the Company, nor is any currently contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

     Through the calendar year ending December 31, 2000, none of the Company's officers and/or directors had received any compensation for their respective services rendered to the Company. They had agreed to act without compensation until authorized by the Board of Directors, which was not expected to occur until the Company had generated revenues from operations.

     Beginning January 2001, we have chosen to pay the Company's President a salary of $1,000 per month, a rental expense of $100 per month, and an additional $100 per month for utilities and other miscellaneous expenses, which we believe would be the cost of such services from independent third parties. These expenses shall accrue until such time as the Company has what management decides is adequate resources to pay these expenses. Additionally, as the Company grows, it will have to pay for these services from independent parties.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its officers, directors or employees.

Biographical Information

     Michael Linn became the Company's president, secretary, treasurer and director effective December 20, 2000. Mr. Linn has been employed as an apprentice machinist by Wolverine Machine in Salt Lake City, Utah since June 2000. From August 1999 to June 2000, Mr. Linn was a union member welder and connector for Western Construction Specialists in West Jordan, Utah. From March 1998 to August 1999, Mr. Linn was a lead carpenter for McCain Construction in West Valley, Utah. From October 1995 to March 1998, Mr. Linn was enrolled in the United States Army in Fort Bliss, Texas. Mr. Linn is not, nor has not been, an officer or director of any other publicly held company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.


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

     This exclusion of liability does not limit any right, which a director may have to be indemnified, and does not affect any director's liability under federal or applicable state securities laws.


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

     To the Company's knowledge, based solely on its review of the copies of such forms furnished to it, the Company believes that all Section 16(a) reporting requirements were complied with by the Company's officers and directors and ten-percent stockholders during the calendar year ended December 31, 2000.

-----------------------------------------------------------------------------
Item 10.  Executive Compensation.
-----------------------------------------------------------------------------

     No officer or director has received any other remuneration in the two-year period prior to the filing of this report.

     Beginning January 2001, we have chosen to pay the Company's president/employee a salary of $1,000 per month, a rental expense of $100 per month, and an additional $100 per month for utilities and other miscellaneous expenses, which we believe would be the cost of such services from independent third parties. These expenses shall accrue until such time as the Company has what management decides is adequate resources to pay these expenses. Additionally, as the Company grows, it will have to pay for these services from independent parties.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

-----------------------------------------------------------------------------
Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report, the number of shares of common stock owned of record and beneficially owned by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided.

                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNER (1)     PERCENT OF CLASS
------------------------      --------------------     ----------------

Michael Linn (2)                   18,000,000                90.45%
6314 King Valley Drive
West Valley City, Utah 84128

All Executive Officers &
Directors as a Group
  (One Person)                     18,000,000                90.45%

------------------------------

(1) The number of shares beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Michael Linn is the Company's president, secretary and treasurer and sole director.

-----------------------------------------------------------------------------
Item 12.  Certain Relationships and Related Transactions.
-----------------------------------------------------------------------------

     The Company issued to its founding directors a total of 1,000,000 shares of Common Stock for services rendered in connection with the Company's formation with a value of $1,000. On May 3, 1999 the Company issued to First Avenue, Ltd. a total of 10,000,000 shares of Common Stock for $10,000. Ken W. Kurtz, the Company's former president, secretary, treasurer and director is a general partner of First Avenue, Ltd.

     Beginning January 2001, we have chosen to pay the Company's President a salary of $1,000 per month, a rental expense of $100 per month, and an additional $100 per month for other miscellaneous expenses, which we believe would be the cost of such services from independent third parties. These expenses shall accrue until such time as the Company has what management decides is adequate resources to pay these expenses. Additionally, as the Company grows, it will have to pay for these services from independent parties.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


Notes Payable

     On October 1, 1997, a previous officer/shareholder of the Company advanced $750 to the Company. This note was repaid November 28, 2000, and accrued interest of $234 was forgiven and recorded as capital in excess of par value.

     During December 2000, the Company received a loan in the amount of $10,000 from a third party. The loan is in the form of an unsecured promissory note dated January 1, 2001 and payable in full with accrued interest January 1, 2002. The note accrues interest at the rate of 10% per annum. There was no accrued interest at December 31, 2000. This note was executed to obtain capital to pay general administrative expenses and expenses relating to the Company's new business plan, as described herein.

-----------------------------------------------------------------------------
Item 13.  Exhibits and Reports on Form 8-K.
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 32 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K. On December 7, 2000, the Company filed on Form 8-K information regarding the below items:

     Item 1 - Changes in Control of Registrant
     Item 2 - Acquisition or Disposition of Assets
     Item 7 - Financial Statement and Exhibits

-----------------------------------------------------------------------------
SIGNATURES
-----------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf by the undersigned thereunto duly authorized.

                                   WALLIN ENGINES CORPORATION


                                      /S/  MICHAEL LINN
                                   -----------------------------------
Date:   April 16, 2001             By: Michael Linn, President, Secretary
                                                      Treasurer, Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /S/  MICHAEL LINN
                                   -----------------------------------
Date:   April 16, 2001             By: Michael Linn, Director

                                INDEX TO EXHIBITS
                              ---------------------

SEC Ref    Page
No.        No.        Description
-------    ----       -----------


Ex-2        ***       Asset Acquisition Agreement dated December 1, 2000
                      between the Company and Michael Linn.

Ex-3(i)     **        Articles of Incorporation of the Company, filed with
                      the State of Nevada on July 18, 1997.

Ex-3(ii)    **        Bylaws of the Company.

Ex-10(a)    **        Promissory Note made by the Company to the order of
                      Marlon Hill, dated October 1, 1997.

Ex-10(b)    33        Promissory Note dated January 1, 2001 executed by the
                      Company.

Ex-27       *         Financial Data Schedule for the nine month period
                      ended September 30, 2000.



*** The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on December 7, 2000 and Amendment No. 1 thereto, filed by the Company with the Securities and Exchange Commission on December 8, 2000.

** The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on December 8, 1999.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.