Form 10QSB
period 2001-03-31
WALLIN ENGINES CORP
filed 2001-05-21
CIK 1049103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                      Commission File Number:   000-28409
                                               -----------

                           WALLIN ENGINES CORPORATION
        -------------------------------------------------------------
               (Name of Small Business Issuer in its charter)


               Nevada                                   84-1416078
   ---------------------------------            --------------------------
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


             6314 King Valley Drive, West Valley City, Utah 84128
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of May 1, 2001, there were 19,900,000 shares of common stock issued and outstanding.


                                   Total of Sequentially Numbered Pages:   29
                                              Index to Exhibits on Page:   22

                                 FORM 10-QSB
                          WALLIN ENGINES CORPORATION


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .16



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .19


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .20


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .20


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .20


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .20


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .21


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

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













                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)
                       [A Development Stage Company]



                                 CONTENTS

                                                                 PAGE

         -  Unaudited Condensed Balance Sheets, March 31,
            2001 and December 31, 2000                            2


         -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2001 and
            2000 and for the period from inception on July 18,
             1997 through March 31, 2001                           3

          -  Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2001 and
             2000 and for the period from inception on July 18,
             1997 through March 31, 2001                           4


          -  Notes to Unaudited Condensed Financial Statements     5 - 10

                        ACCOUNTANTS' REVIEW REPORT



Board of Directors
WALLIN ENGINES CORPORATION
(Formerly Eastport Red's Incorporated)
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Wallin Engines Corporation (formerly Eastport Red's Incorporated) (a development stage company) as of March 31, 2001, and the related condensed statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and for the period from inception on July 18, 1997 through March 31, 2001. All information included in these financial statements is the representation of the management of the Company.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 14, 2001
Salt Lake City, Utah

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)

                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                [Unaudited]

                                  ASSETS

                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $    1,994   $    9,764
  Inventory                                      612          612
  Receivable - related party                   2,000            -
  Sales tax receivable                            37            -
                                         ___________  ___________
        Total Current Assets                   4,643       10,376

PROPERTY AND EQUIPMENT, net                    7,829        8,248

OTHER ASSETS:
  Inventory                                    3,700        3,700
                                         ___________  ___________
                                          $   16,172   $   22,324
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $      421   $      510
  Accrued liabilities - related party          3,898            -
  Notes payable - related party               10,000       10,000
                                         ___________  ___________
        Total Current Liabilities             14,319       10,510
                                         ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   19,900,000 shares issued and
   outstanding                                19,900       19,900
  Capital in excess of par value                 334          334
  Deficit accumulated during the
    development stage                       (18,381)      (8,420)
                                         ___________  ___________
        Total Stockholders' Equity             1,853       11,814
                                         ___________  ___________
                                          $   16,172   $   22,324
                                         ___________  ___________

Note: The Balance Sheet of December 31, 2000 was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)

                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [Unaudited]

                                       For the Three   From Inception
                                        Months Ended     on July 18,
                                         March 31,      1997 Through
                                    ___________________  March 31,
                                       2001      2000      2001
                                    _________   _______  ________

REVENUE                              $    752  $      -  $    752

EXPENSES:
  General and Administrative         (10,463)   (2,235)  (18,648)
                                    _________   _______  ________

LOSS BEFORE OTHER
  EXPENSES                            (9,711)   (2,235)  (17,896)

OTHER EXPENSES:
  Interest Expense                      (250)      (19)     (485)
                                    _________   _______  ________

LOSS BEFORE INCOME TAXES              (9,961)   (2,254)  (18,381)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                    _________   _______  ________

NET LOSS                             $(9,961)  $(2,254)  $(18,381)
                                    _________   _______  ________

LOSS PER COMMON SHARE                $ (.00)   $  (.00)  $  (.00)
                                    _________   _______  ________











 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)

                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                       For the Three   From Inception
                                        Months Ended     on July 18,
                                         March 31,      1997 Through
                                   ____________________  March 31,
                                      2001       2000      2001
                                   ________   _________  ________
Cash Flows Provided by
  Operating Activities:
 Net loss                          $ (9,961)  $ (2,254)  $(18,381)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Stock issued for services               -          -      1,000
  Depreciation expense                  419          -        559
  Changes in assets and liabilities:
    Increase in inventory                 -          -     (3,700)
    Increase (decrease) in
      accounts payable                  (89)         -        421
    Increase in accrued liabilities   3,898         19      4,132
    Decrease (increase) in
      receivables                    (2,037)         -     (2,037)
                                   ________   _________  ________
     Net Cash Provided (Used) by
      Operating Activities           (7,770)    (2,235)   (18,006)
                                   ________   _________  ________
Cash Flows Provided by
  Investing Activities                    -          -          -
                                   ________   _________  ________
     Net Cash Provided by
       Investing Activities               -          -          -
                                   ________   _________  ________
Cash Flows Provided by
  Financing Activities:
 Proceeds from issuance of
  common stock                            -          -     10,000
 Proceeds from notes payable
  - related party                         -          -     10,000
                                   ________   _________  ________
     Net Cash Provided by
       Financing Activities               -          -     20,000
                                   ________   _________  ________
Net Increase in Cash                 (7,770)    (2,235)     1,994

Cash at Beginning of Period           9,764      7,793          -
                                   ________   _________  ________
Cash at End of Period              $  1,994   $  5,558   $  1,994
                                   ________   _________  ________
Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
   Interest                         $     -    $     -     $    -
   Income taxes                     $     -    $     -     $    -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on July 18, 1997 through March 31, 2001:
     The Company issued 18,000,000 shares of common stock to acquire equipment and inventory. A shareholder canceled and returned to the Company 9,100,000 shares of stock. A shareholder forgave accrued interest of $234, which is accounted for as a capital contribution. The Company issued 1,000,000 shares of common stock for services rendered, valued at $1,000.






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

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)

                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wallin Engines Corporation (the Company) was organized under the laws of the State of Nevada on July 18, 1997 as Eastport Red's Incorporated. On December 1, 2000 the Company acquired certain assets from Michael Linn (the Company's current president, director and majority shareholder) and changed its business plan from seeking potential business ventures to building and overhauling car and truck engines. On December 20, 2000 the Company's board of directors adopted a resolution to change the Company's name to Wallin Engines Corporation effective January 24, 2001. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid significant dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Inventory - Inventories consists of parts and equipment and is stated at the lower of cost, or market value. Inventory of $3,700 shown on the balance sheet as a noncurrent asset represents an automobile acquired for cash that is not expected to be sold currently.

  Property and Equipment - Property, and equipment are recorded at cost or carry-over basis. Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets [See Note 2].

  Revenue Recognition - The Company plans to recognize revenue upon delivery of completed rebuilt or serviced engine, or upon completion of services to be provided.
                                   -5-

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)

                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 8]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:
                                                         March 31
                                                           2001
                                                       __________
         Auto tools and equipment                       $  8,388
         Less:  Accumulated Depreciation                   (559)
                                                       __________
            Net Equipment                               $  7,829
                                                      ___________

  Depreciation expense for the quarters ended March 31, 2001 and 2000 were $419 and $0, respectively.

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - ACCRUED LIABILITIES - RELATED PARTY

  Accrued liabilities consists of the following at March 31, 2001 and December 31, 2000:

                                         March 31,   December 31,
                                            2001         2000
                                        ___________  ___________
     Accrued payroll - related party     $    3,000   $        -
     Accrued rent and utilities -
       related party                            600            -
     Accrued interest - related party           250            -
     Sales tax payable                           48            -
                                        ___________  ___________
                                         $    3,898   $        -
                                       ____________ ____________

NOTE 4 - CAPITAL STOCK

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

NOTE 5 - INCOME TAXES

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

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $18,000 which may be applied against future taxable income and which expire in various years from 2017 through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,200 and $2,900 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,300 during the three months ended March 31, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into a employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of March 31, 2001, the Company has accrued $3,000 in salary expense.

  Office Space/Utilities - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense.

  Notes Payable - During October 1997, an officer/shareholder of the Company advanced $750 to the Company. This note was repaid November 28, 2000, and accrued interest of $234 was forgiven and recorded as capital in excess of par value.

  During December 2000, the Company received a loan in the amount of $10,000 from a related entry. The loan is in the form of an unsecured promissory note dated January 1, 2001 and payable in full with accrued interest January 1, 2002. The note accrues interest at the rate of 10% per annum. Interest accrued at March 31, 2001 was $250.

  Receivable - During January 2001, the company advanced $2,000 to an officer/shareholder of the Company. No interest accrues on the balance.

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                       For the Three      From Inception
                                        Months Ended        on July 18,
                                         March 31,         1997 Through
                                    _______________________  March 31,
                                        2001        2000        2001
                                    __________   __________   _________
    Loss from continuing operations
    available to common shareholders
    (numerator)                       $(9,961)    $(2,254)    $(18,381)
                                    __________   __________   _________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                   19,900,000   11,000,000   6,951,923
                                    __________   __________   _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - COMMITMENTS AND AGREEMENTS

  Employment Agreement - The Company has entered into an employment agreement with its sole officer and director ("employee"). The agreement provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. The salary shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability.

                        WALLIN ENGINES CORPORATION
                  (Formerly Eastport Red's Incorporated)
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND AGREEMENTS [Continued]

  Rental/Utilities   Agreement   -  The   Company   has   entered   into   a
  rental/utilities agreement with its sole officer and director ("landlord"). The agreement provides for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion shall accrue until the Company elects to make payment.

NOTE 10 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.











                                -10-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

     ******************************************************************
                         Forward-looking Statements
     ******************************************************************

     Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future services, possible cancellations of orders, the success of competitive services, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

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

     ******************************************************************
                      Results of Operations (Unaudited)
         for the Three Month Periods Ended March 31, 2001 and 2000
         and from Inception on July 18, 1997 through March 31, 2001
      ****************************************************************

     The Company had $752 in revenues from continuing operations for the three month period ended March 31, 2001, $0 for the three month period ended March 31, 2000 and $752 from inception on July 18, 1997 through March 31, 2001.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, rent and utilities/miscellaneous expenses, and salaries and wages expense. These expenses were $10,463 for the three month period ended March 31, 2001, $2,235 for the three month period ended March 31, 2000 and $18,648 from inception on July 18, 1997 through March 31, 2001. The rent and utilities/miscellaneous expenses and the salaries and wages expense are being accrued on a monthly basis until such time the Company has sufficient net income to pay the expenses.

     Interest expense for the three month periods ended March 31, 2001 and 2000 and from inception on July 18, 1997 through March 31, 2001 was $250, $19 and $485 respectively. Interest was accrued on a note payable dated October 1, 1997, by the Company's previous President Marlon Hill, in the principal amount of $750 and bears interest at 10% per annum. Interest was also accrued on a second note payable dated January 1, 2001 in the amount of $10,000 with a third party and bears interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $9,961 for the three month period ended March 31, 2001, $2,254 for the three month period ended March 31, 2000 and $18,381 from inception on July 18, 1997 through March 31, 2001.

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

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on July 18, 1997 through December 31, 2000 was $66, $75, and $235 respectively. Interest was accrued only on the October 1, 1997 note payable, as mentioned above. The October 1, 1997 note payable was repaid on November 28, 2000, and accrued interest of $234 was forgive and recorded as capital in excess of par value.

     For the current calendar year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

     ******************************************************************
                       Liquidity and Capital Resources
     ******************************************************************

     The Company remains in the development stage and, since inception, has had $752 in revenues. At March 31, 2001, the Company had working capital of ($9,676). The Company had cash in the amount of $1,994. All cash raised by the Company to date, has come from the sale of 10,000,000 shares of the Company's common stock to First Avenue, Ltd. for $10,000, as well as a $10,000 loan to the Company by a third party and a $750 loan to the Company by its previous President, Marlon Hill. The shares were sold to First Avenue, Ltd. to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934, as amended, and also to pay the costs of general administrative expenses.

     Management believes that between the Company's current cash reserves and through limited amount of work, the Company will have adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001. However, there can be no assurances to that effect, as the Company has had minimal revenues through the date of filing this report and its need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     Further, management believes that if it can position the Company as a publicly traded and listed entity, the Company will secure a more attractive position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities. Additionally, management believes that should the Company need additional capitalization, it would most likely obtain capital from investors through private placements of the Company's equity securities. Notwithstanding such an evaluation, the Company is not presently aware of any specific interest from potential investors, nor is management certain that such capital will be available or that the Company will in fact be successful in securing additional capital. If or when the Company can establish a positive cash flow for a period of time and therefore can demonstrate to potential private investors that it can generate profits, then this factor, combined with a publicly traded and listed status, is expected to be used to market the Company as an attractive investment for private placement purposes.
Management prefers to attempt such a strategy sometime during 2001. If the Company cannot succeed in enforcing such a strategy, then its chances for growth are significantly undermined. Without additional capitalization the Company's ability to survive as a going concern is substantially limited.

     ******************************************************************
                            Plan of Operations
     ******************************************************************

     The Company is a development stage company seeking to offer services as a re-builder of custom car and truck engines specializing in pre-1985 internal combustion engines with block sizes ranging from 298 to 490 cubic inches.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     The Company does not own any property. On January 1, 2001, the Company entered into a Rental/Utilities Agreement with Michael Linn ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Mr. Linn have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. A copy of the Rental/Utilities Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future.
Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations.

     Because of our president's relationship with his current employer, we also expect to utilize shop space and certain machine tools on a limited basis
at no charge to the Company, from the employer's local machine shop.   We
expect these facilities to be adequate for small projects, but expect to have to pay for the use of the facilities and/or tools as we grow.

     Additionally, on January 1, 2001 the Company entered into an Employment Agreement with Michael Linn, the Company's sole officer/director/employee ("Employment Agreement"). Mr. Linn shall receive a salary in the amount of $1,000 per month for services related to the operations of the Company. As of the date of this report, the Company had no funds available to pay this salary. The Company and Mr. Linn have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. A copy of the Employment Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $3,000 in salary expense.

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

---------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES
---------------------------------------------------------------------------

     Effective January 22, 2001, the name of the Company changed from Eastport Red's Incorporated to Wallin Engines Corporation. See information furnished in Item 4 below.

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

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On January 1, 2001, the Company entered into a Rental/Utilities Agreement with Michael Linn ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Mr. Linn have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. A copy of the Rental/Utilities Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense.

     Additionally, on January 1, 2001, the Company entered into an Employment Agreement with Michael Linn, the Company's sole officer/director/employee ("Employment Agreement"). Mr. Linn shall receive a salary in the amount of $1,000 per month for services related to the operations of the Company. As of the date of this report, the Company had no funds available to pay this salary. The Company and Mr. Linn have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. A copy of the Employment Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $3,000 in salary expense.

     Further, on January 1, 2001, the Company executed a note payable with a third party in the amount of $10,000. This note is due at maturity on January 1, 2002 and accrues interest at 10% per annum. This note was executed to obtain capital to pay general administrative expenses and expenses relating to the Company's new business plan, as described in this report.

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

                                   Wallin Engines Corporation


                                    /s/ Michael Linn
                                   -----------------------------------
Date: May 20, 2001                 By: Michael Linn, President, Secretary
                                                     Treasurer & Director

                                INDEX TO EXHIBITS
                              ---------------------

SEC Ref    Page
No.        No.        Description
-------    ----       -----------

Ex-2        **        Asset Acquisition Agreement dated December 1, 2000
                      between the Company and Michael Linn.

Ex-3(i)(a)  *         Articles of Incorporation of the Company, filed with
                      the State of Nevada on July 18, 1997.

Ex-3(i)(b)  23        Certificate of Amendment of Articles of Incorporation,
                      filed with the State of Nevada on January 24, 2001, but effective January 22, 2001.

Ex-3(ii)    *         Bylaws of the Company.

Ex-10(i)    *         Promissory Note made by the Company to the order of
                      Marlon Hill, dated October 1, 1997.

Ex-10(ii)   ***       Promissory Note dated January 1, 2001 executed by the
                      Company.

Ex-10(iii)  24        Employment Agreement by and between the Company and
                      Michael Linn dated January 1, 2001.

Ex-10(iv)   28        Rental/Utilities Agreement by and between the Company
                      and Michael Linn dated January 1, 2001.



*** The listed exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission on April 16, 2001.

** The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on December 7, 2000 and Amendment No. 1 thereto, filed by the Company with the Securities and Exchange Commission on December 8, 2000.

* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on December 8, 1999.