Form 10QSB
period 2001-06-30
WALLIN ENGINES CORP
filed 2001-08-20
CIK 1049103

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

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


             6314 King Valley Drive, West Valley City, Utah 84128
        --------------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 637-0799
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 10, 2001, there were 19,900,000 shares of common stock issued and outstanding.


                                   Total of Sequentially Numbered Pages:   21
                                              Index to Exhibits on Page:   21

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .15



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .19


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .19


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .19


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .19


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

                                JUNE 30, 2001

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]




                                  CONTENTS

                                                                       PAGE
                                                                       ----

    -    Unaudited Condensed Balance Sheets, June 30,
          2001 and December 31, 2000                                     2


    -    Unaudited Condensed Statements of Operations,
          for the three and six months ended June 30, 2001 and
          2000 and for the period from inception on July 18,
          1997 through June 30, 2001                                     3

    -    Unaudited Condensed Statements of Cash Flows,
          for the six months ended June 30, 2001 and
          2000 and for the period from inception on July 18,
          1997 through June 30, 2001                                     4


    -    Notes to Unaudited Condensed Financial Statements          5 - 10

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]
                      UNAUDITED CONDENSED BALANCE SHEETS


                                   ASSETS

                                                    June 30,     December 31,
                                                     2001           2000
                                                  ___________    ___________
CURRENT ASSETS:
     Cash in bank                                 $       208    $     9,764
     Inventory                                          2,228            612
     Receivable - related party                         2,193              -
                                                  ___________    ___________
          Total Current Assets                          4,629         10,376

PROPERTY AND EQUIPMENT, net                            12,138          8,248

OTHER ASSETS:
     Inventory                                          3,700          3,700
                                                  ___________    ___________
                                                  $    20,467    $    22,324
                                                  ___________    ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $     3,221    $       510
     Accrued liabilities - related party                7,748              -
     Notes payable - related party                     10,000         10,000
                                                  ___________    ___________
               Total Current Liabilities               20,969         10,510
                                                  ___________    ___________

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
          5,000,000 shares authorized,
          no shares issued and outstanding                  -              -
     Common stock, $.001 par value,
          20,000,000 shares authorized,
          19,900,000 shares issued and
          outstanding                                  19,900         19,900
     Capital in excess of par value                       334            334
     Deficit accumulated during the
       development stage                              (20,736)        (8,420)
                                                  ___________    ___________
          Total Stockholders' Equity                     (502)        11,814
                                                  ___________    ___________
                                                  $    20,467    $    22,324
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

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three                  For the Six           From Inception
                                        Months Ended                   Months Ended            on July 18,
                                           June 30,                       June 30,            1997 Through
                                   _________________________     _________________________      June 30,
                                      2001           2000           2001           2000           2001
                                   __________     __________     __________     __________     __________
REVENUE:
     Sales                         $        -     $        -     $      752     $        -     $      752
                                   __________     __________     __________     __________     __________

EXPENSES:
     General and Administrative         7,380            668         12,568          2,902         20,753
                                   __________     __________     __________     __________     __________

LOSS BEFORE OTHER
  EXPENSES                             (7,380)          (668)       (11,816)        (2,902)       (20,001)

OTHER EXPENSES:
     Interest Expense                    (250)           (18)          (500)           (38)          (735)
                                   __________     __________     __________     __________     __________

LOSS BEFORE
  INCOME TAXES                         (7,630)          (686)       (12,316)        (2,940)       (20,736)

CURRENT TAX EXPENSE                         -              -              -              -              -

DEFERRED TAX EXPENSE                        -              -              -              -              -
                                   __________     __________     __________     __________     __________

NET LOSS                           $   (7,630)    $     (686)    $  (12,316)    $   (2,940)    $  (20,736)
                                   __________     __________     __________     __________     __________

LOSS PER COMMON SHARE              $     (.00)    $     (.00)    $     (.00)    $     (.00)    $     (.00)
                                   __________     __________     __________     __________     __________






The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            For the Six       From Inception
                                                                            Months Ended        on July 18,
                                                                              June 30,         1997 Through
                                                                      _______________________    June 30,
                                                                         2001         2000         2001
                                                                      __________   __________   __________
Cash Flows From Operating Activities:
     Net loss                                                         $  (12,316)  $   (2,940)  $  (20,736)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Stock issued for services                                            -            -        1,000
          Depreciation expense                                             1,030            -        1,170
          Changes is assets and liabilities:
               Increase in inventory                                      (1,616)           -       (5,316)
               Increase in receivables                                    (2,193)           -       (2,193)
               Increase in accounts payable                                2,711            -        3,221
               Increase in accrued liabilities - related party             7,748           37        7,982
                                                                      __________   __________   __________
               Net Cash Provided (Used) by Operating Activities           (4,636)      (2,903)     (14,872)
                                                                      __________   __________   __________
Cash Flows From Investing Activities:
     Payments for property and equipment                                  (4,920)           -       (4,920)
                                                                      __________   __________   __________
               Net Cash Provided by Investing Activities                  (4,920)           -       (4,920)
                                                                      __________   __________   __________
Cash Flows From Financing Activities:
     Proceeds from notes payable - related party                               -            -       10,000
     Proceeds from issuance of common stock                                    -            -       10,000
                                                                      __________   __________   __________
               Net Cash Provided by Financing Activities                       -            -       20,000
                                                                      __________   __________   __________
Net Increase (Decrease) in Cash                                           (9,556)      (2,903)         208

Cash at Beginning of Period                                                9,764        7,793            -
                                                                      __________   __________   __________
Cash at End of Period                                                 $      208   $    4,890   $      208
                                                                      __________   __________   __________
Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                                                       $        -   $        -   $        -
       Income taxes                                                   $        -   $        -   $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on July 18, 1997 through June 30, 2001:
     On December 1, 2000, the Company issued 18,000,000 shares of common stock to acquire equipment and inventory. A shareholder canceled and returned to the Company 9,100,000 shares of stock. A shareholder forgave accrued interest of $234, which is accounted for as a capital contribution.
     On July 19, 1997, the Company issued 1,000,000 shares of common stock for services rendered, valued at $1,000.


The accompanying notes are an integral part of these financial statements.

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wallin Engines Corporation ("the Company") was organized under the laws of the State of Nevada on July 18, 1997 as Eastport Red's Incorporated. On December 1, 2000 the Company acquired certain assets from Michael Linn (the Company's current president, director and majority shareholder) and changed its business plan from seeking potential business ventures to building and overhauling car and truck engines. On December 20, 2000 the Company's board of directors adopted a resolution to change the Company's name to Wallin Engines Corporation effective January 24, 2001. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid significant dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

Inventory - Inventory consists of parts and equipment and is stated at the lower of cost, or market value. Inventory of $3,700 shown on the balance sheet as a noncurrent asset represents an automobile acquired for cash that is not expected to be sold currently.

Property and Equipment - Property, and equipment are recorded at cost or carry-over basis. Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets. [See Note 2]

Revenue Recognition - The Company recognizes revenue upon delivery of completed rebuilt or serviced engines, or upon completion of services to be provided.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                   June 30,      December 31,
                                                     2001           2000
                                                  __________     __________
     Auto tools and equipment                     $    5,904     $    5,704
     Demonstration engine                              7,404          2,684
                                                  __________     __________

                                                      13,308          8,388

Less:  Accumulated Depreciation                       (1,170)          (140)
                                                  __________     __________
          Net Equipment                           $   12,138     $    8,248
                                                  __________     __________

Depreciation expense for the quarters ended June 30, 2001 and 2000 were $1,030 and $0, respectively.

NOTE 3 - ACCRUED LIABILITIES - RELATED PARTY

Accrued liabilities consists of the following:
                                                   June 30,      December 31,
                                                     2001           2000
                                                  __________     __________
     Accrued payroll - related party              $    6,000     $        -
     Accrued rent and utilities -
       related party                                   1,200              -
     Accrued interest - related party                    500              -
     Sales tax payable                                    48              -
                                                  __________     __________
                                                  $    7,748     $        -
                                                  __________     __________

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

The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $21,000 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,000 and $2,900 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $4,100 during the six months ended June 30, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into a employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of June 30, 2001, the Company has accrued $6,000 in salary expense.

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

Office Space/Utilities - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of June 30, 2001, the Company had accrued $600 in rent expense and $600 in utilities/miscellaneous expense.

Notes Payable - During October 1997, an officer/shareholder of the Company advanced $750 to the Company. This note was repaid November 28, 2000, and the accrued interest of $234 was forgiven and recorded as capital in excess of par value.

During December 2000, the Company received a loan in the amount of $10,000 from a related entity. The loan is in the form of an unsecured promissory note dated January 1, 2001 and payable in full with accrued interest January 1, 2002. The note accrues interest at the rate of 10% per annum. Accrued interest at June 30, 2001 was $500.

Receivable - During January 2001, the company advanced $2,000 to an officer/shareholder of the Company. From April through June 2001, the Company advanced an additional $193 to the officer/shareholder. No interest accrues on the balance.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                        For the Three                  For the Six           From Inception
                                        Months Ended                   Months Ended            on July 18,
                                           June 30,                       June 30,            1997 Through
                                   _________________________     _________________________      June 30,
                                      2001           2000           2001           2000           2001
                                   __________     __________     __________     __________     __________
     Loss from continuing operations
     available to common shareholders
     (numerator)                   $   (7,630)    $     (686)    $  (12,316)    $   (2,940)    $  (20,736)
                                   __________     __________     __________     __________     __________
     Weighted average number of
     common shares outstanding used
     in loss per share for the period
     (denominator)                 19,900,000     11,000,000     19,900,000     11,000,000      7,768,468
                                   __________     __________     __________     __________     __________

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

                         WALLIN ENGINES CORPORATION
                    (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

     Proposed Private Offering of Common Stock - The Company is proposing to make a private offering of 300,000 shares of its previously authorized but unissued common stock. This offering is proposed to be exempt from registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. An offering price of $.10 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has not incurred any stock offering costs as of June 30, 2001, but any such costs will be netted against the proceeds of the proposed private stock offering.

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

       ****************************************************************
               Six-Month Periods Ended June 30, 2001 and 2000,
               Three-Month Periods Ended June 30, 2001 and 2000
           and from Inception on July 18, 1997 through June 30, 2001
       ****************************************************************

     The Company had $752 in revenues from continuing operations for the six months ended June 30, 2001 and $0 in revenues from continuing operations for the six months ended June 30, 2000. The Company had $0 in revenues from continuing operations for the three-month periods ended June 30, 2001 and 2000. The Company had $752 in revenues from continuing operations from inception on July 18, 1997 through June 30, 2001. The increase in revenues was the result of a small automotive project completed by the Company in the first quarter of 2001.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, utilities/miscellaneous expenses and salaries and wages expense. These expenses were $12,568 for the six month period ended June 30, 2001, $2,902 for the six month period ended June 30, 2000, $7,380 for the three month period ended June 30, 2001, $668 for the three month period ended June 30, 2000 and $20,753 from inception on July 18, 1997 through June 30, 2001. The increase in expenses was the result of the Company's shift in its business plan to offering services as a re-builder of custom car and truck engines.

     Interest expense for the six month periods ended June 30, 2001 and 2000, the three month periods ended June 30, 2001 and 2000 and from inception on July 18, 1997 through June 30, 2001 was $500, $38, $250, $18 and $735, respectively. Interest was accrued on a note payable to a third party in the principal amount of $10,000. This note is due January 1, 2002 and accrues interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $12,316 for the six month period ended June 30, 2001, $2,940 for the six month period ended June 30, 2000, $7,630 for the three month period ended June 30, 2001, $686 for the three month period ended June 30, 2000 and $20,736 from inception on July 18, 1997 through June 30, 2001.


     ******************************************************************
                      Results of Operations (Audited)
          for the Calendar Years Ended December 31, 2000 and 1999
        and from Inception on July 18, 1997 through December 31, 2000
     ******************************************************************

     The Company did not have any revenues for the calendar years ended December 31, 2000 and 1999 and for the period from inception July 18, 1997 through December 31, 2000. The Company incurred $4,294 in net operating losses for the calendar year ended December 31, 2000 as compared to $2,292 in net operating losses for the calendar year ended December 31, 1999 and $8,420 from inception on July 18, 1997 through December 31, 2000.

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

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on July 18, 1997 through December 31, 2000 was $66, $75, and $235 respectively. Interest was accrued only on a note payable dated October 1, 1997. The October 1, 1997 note payable was repaid on November 28, 2000, and accrued interest of $234 was forgive and recorded as capital in excess of par value.

     For the current calendar year, the Company anticipates incurring a loss as a result of expenses associated with its new business plan, as described herein.

     ******************************************************************
                       Liquidity and Capital Resources
     ******************************************************************

     The Company remains in the development stage and, since inception, has had $752 in revenues. At June 30, 2001, the Company had working capital of $16,340. The Company had cash in the amount of $208. All cash raised by the Company at June 30, 2001, has come from the sale of 10,000,000 shares of the Company's common stock to First Avenue, Ltd. for $10,000, as well as a $10,000 loan to the Company by a third party and a $750 loan to the Company by a former President. The shares that were sold to First Avenue, Ltd. were sold to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934, as amended, and also to pay the costs of general administrative expenses.

     Management believes that between the Company's current cash reserves proceeds from its anticipated equity offering (discussed below) and through a limited amount of revenues, the Company will have adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001. However, there can be no assurances to that effect, as the Company has had minimal revenues through the date of filing this report and its need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     Further, management believes that if it can position the Company as a publicly traded and listed entity, the Company will secure a more attractive position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities.

     Additionally, management believes that the Company will be able to obtain capital from investors through private placements of the Company's equity securities. On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares").


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

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     The Company does not own any property. On January 1, 2001, the Company entered into a Rental/Utilities Agreement with Michael Linn ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Mr. Linn have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. At June 30, 2001, the Company had accrued $600 in rent expense and $600 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations.

     Additionally, on January 1, 2001 the Company entered into an Employment Agreement with Michael Linn, the Company's sole officer/director/employee ("Employment Agreement"). Mr. Linn shall receive a salary in the amount of $1,000 per month for services related to the operations of the Company. As of the date of this report, the Company had no funds available to pay this salary. The Company and Mr. Linn have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. At June 30, 2001, the Company had accrued $6,000 in salary expense.

     Because of the Company's president's relationship with his current employer, the Company expects to utilize shop space and certain machine tools on a limited basis at no charge to the Company, from the employer's local
machine shop.   The Company expects these facilities to be adequate for small projects, but expects to have to pay for the use of the facilities and/or tools as it grows.

     The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and shall continue until September 30, 2001. As of August 10, 2001, the Company has sold 85,000 Shares under the Offering.

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

---------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------------

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and shall continue until September 30, 2001.

The officers and directors of the Company are selling the Shares offered under the Offering. No underwriters are being used for the Offering and the Company is paying no commissions. The Shares are being offered to both accredited and non-accredited investors. As of August 10, 2001, the Company had sold 85,000 Shares under the Offering.

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

                                   Wallin Engines Corporation


                                    /S/ MICHAEL LINN
                                   -----------------------------------
Date: August 20, 2001              By: Michael Linn, President, Secretary
                                                     Treasurer & Director

                                INDEX TO EXHIBITS
                              ---------------------

SEC Ref    Page
No.        No.        Description
-------    ----       -----------

Ex-2        *2*       Asset Acquisition Agreement dated December 1, 2000
                      between the Company and Michael Linn.

Ex-3.1      *1*       Articles of Incorporation of the Company, filed with
                      the State of Nevada on July 18, 1997.

Ex-3.2      *4*       Certificate of Amendment of Articles of Incorporation,
                      filed with the State of Nevada on January 24, 2001, but effective January 22, 2001.

Ex-3.3      *1*       Bylaws of the Company.

Ex-10.1     *1*       Promissory Note made by the Company to the order of
                      Marlon Hill, dated October 1, 1997.

Ex-10.2     *3*       Promissory Note dated January 1, 2001 executed by the
                      Company.

Ex-10.3     *4*       Employment Agreement by and between the Company and
                      Michael Linn dated January 1, 2001.

Ex-10.4     *4*       Rental/Utilities Agreement by and between the Company
                      and Michael Linn dated January 1, 2001.



*4* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by the Company with the Securities and Exchange Commission on May 21, 2001.

*3* The listed exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission on April 16, 2001.

*2* The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on December 7, 2000 and Amendment No. 1 thereto, filed by the Company with the Securities and Exchange Commission on December 8, 2000.

*1* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on December 8, 1999.