Form 10QSB
period 2001-09-30
WALLIN ENGINES CORP
filed 2001-11-19
CIK 1049103

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


               P.O. Box 65423, Salt Lake City, Utah 84165-0423
        --------------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 502-8768
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

     As of November 14, 2001, there were 20,027,500 shares of common stock issued and outstanding.

                                 FORM 10-QSB
                          WALLIN ENGINES CORPORATION



                              TABLE OF CONTENTS
                            ---------------------
                                                                       PAGE
                                                                      ------

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . 4



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 8


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . 8


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . 9


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . 9


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 9


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 9


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                                    PART I

---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB, pages F-1 through F-10, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.













                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]




                                   CONTENTS

                                                                       PAGE
                                                                      ------


     --  Unaudited Condensed Balance Sheets, September 30,
           2001 and December 31, 2000                                     2


     --  Unaudited Condensed Statements of Operations, for the
           three and nine months ended September 30, 2001 and
           2000 and for the period from inception on July 18, 1997
           through September 30, 2001                                     3

     --  Unaudited Condensed Statements of Cash Flows, for the
           nine months ended September 30, 2001 and 2000 and
           for the period from inception on July 18, 1997 through
           September 30, 2001                                             4


     --  Notes to Unaudited Condensed Financial Statements           5 - 10

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS
                                                           September 30,    December 31,
                                                                2001           2000
                                                             ___________    ___________
CURRENT ASSETS:
  Cash in bank                                               $     4,092    $     9,764
  Inventory                                                        6,360            612
  Note receivable - related party                                  5,177              -
                                                             ___________    ___________
          Total Current Assets                                    15,629         10,376

PROPERTY AND EQUIPMENT, net                                       11,528          8,248

OTHER ASSETS:
  Inventory                                                        3,700          3,700
                                                             ___________    ___________
                                                             $    30,857    $    22,324
                                                             ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $     5,176    $       510
  Accrued liabilities - related party                             11,550              -
  Notes payable - related party                                   10,000         10,000
                                                             ___________    ___________
          Total Current Liabilities                               26,726         10,510
                                                             ___________    ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                        -              -
  Common stock, $.001 par value, 45,000,000 shares
   authorized, 20,025,000 and 19,900,000 shares
   issued and outstanding, respectively                           20,025         19,900
  Capital in excess of par value                                  11,979            334
  Deficit accumulated during the development stage               (27,873)        (8,420)
                                                             ___________    ___________
          Total Stockholders' Equity                               4,131         11,814
                                                             ___________    ___________
                                                             $    30,857    $    22,324
                                                             ===========    ===========



Note: The Balance Sheet as of December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                             For the Three             For the Nine      From Inception
                                             Months Ended              Months Ended        on July 18,
                                             September 30,             September 30,      1997 Through
                                       _______________________   _______________________  September 30,
                                          2001         2000         2001         2000         2001
                                       __________   __________   __________   __________   __________
REVENUE:
  Sales                                $        -   $        -   $      752   $        -   $      752
                                       __________   __________   __________   __________   __________

EXPENSES:
  General and Administrative                6,876          522       19,444        3,425       27,629
                                       __________   __________   __________   __________   __________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                                (6,876)        (522)     (18,692)      (3,425)     (26,877)
                                       __________   __________   __________   __________   __________
OTHER INCOME (EXPENSE):
  Interest Income - related party              30            -           30            -           30
  Interest Expense                            (41)           -          (41)           -          (41)
  Interest Expense - related
    party                                    (250)         (19)        (750)         (56)        (985)
                                       __________   __________   __________   __________   __________
      Total Other Income
       (Expense)                             (261)         (19)        (761)         (56)        (996)
                                       __________   __________   __________   __________   __________

LOSS BEFORE INCOME
  TAXES                                    (7,137)        (541)     (19,453)      (3,481)     (27,873)

CURRENT TAX EXPENSE                             -            -            -            -            -

DEFERRED TAX EXPENSE                            -            -            -            -            -
                                       __________   __________   __________   __________   __________

NET LOSS                               $   (7,137)  $     (541)  $  (19,453)  $   (3,481)  $  (27,873)
                                       __________   __________   __________   __________   __________

LOSS PER COMMON SHARE                  $     (.00)  $     (.00)  $     (.00)  $     (.00)  $     (.00)
                                       __________   __________   __________   __________   __________




The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                         For the Nine       From Inception
                                                                         Months Ended         on July 18,
                                                                         September 30,       1997 Through
                                                                    _______________________  September 30,
                                                                       2001         2000          2001
                                                                    __________   __________   ____________
Cash Flows From Operating Activities:
  Net loss                                                          $  (19,453)  $   (3,481)  $    (27,873)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Stock issued for services                                                -            -          1,000
    Depreciation expense                                                 1,697            -          1,837
    Changes is assets and liabilities:
      Increase in inventory                                             (5,748)           -         (9,448)
      Increase in receivables - related party                           (5,177)           -         (5,177)
      Increase in accounts payable and accrued liabilities               4,666            -          5,176
      Increase in accrued liabilities - related party                   11,550           56         11,784
                                                                    __________   __________   ____________
          Net Cash Used by Operating Activities                        (12,465)      (3,425)       (22,701)
                                                                    __________   __________   ____________
Cash Flows From Investing Activities:
  Payments for property and equipment                                   (4,977)           -         (4,977)
                                                                    __________   __________   ____________
          Net Cash Used by Investing Activities                         (4,977)           -         (4,977)
                                                                    __________   __________   ____________
Cash Flows From Financing Activities:
  Proceeds from notes payable - related party                                -            -         10,000
  Proceeds from issuance of common stock                                12,500            -         22,500
  Payment of stock offering costs                                         (730)           -           (730)
                                                                    __________   __________   ____________
          Net Cash Provided by Financing Activities                     11,770            -         31,770
                                                                    __________   __________   ____________
Net Increase (Decrease) in Cash                                         (5,672)      (3,425)         4,092

Cash at Beginning of Period                                              9,764        7,793              -
                                                                    __________   __________   ____________
Cash at End of Period                                               $    4,092   $    4,368   $      4,092
                                                                    __________   __________   ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $        -   $        -   $          -
    Income taxes                                                    $        -   $        -   $          -


Supplemental Schedule of Noncash Investing and Financing Activities:
   For the period from inception on July 18, 1997 through September 30, 2001:
     On September 1, 2001, the Company converted a receivable of $5,147 into a note receivable.
     On December 1, 2000, the Company issued 18,000,000 shares of common stock to acquire equipment and inventory. A shareholder canceled and returned to the Company 9,100,000 shares of common stock. A shareholder forgave accrued interest of $234, which was accounted for as a capital contribution.
     On July 19, 1997, the Company issued 1,000,000 shares of common stock for services rendered, valued at $1,000.


The accompanying notes are an integral part of these financial statements.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wallin Engines Corporation ("the Company") was organized under the laws of the State of Nevada on July 18, 1997 as Eastport Red's Incorporated. On December 1, 2000, the Company acquired certain assets from Michael Linn (the Company's current president, director and majority shareholder) and changed its business plan from seeking potential business ventures to building and overhauling car and truck engines. On December 20, 2000, the Company's board of directors adopted a resolution to change the Company's name to Wallin Engines Corporation effective January 24, 2001. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid significant dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

  Inventory - Inventory consists of engine components and parts and is stated at the lower of cost, or market value. Inventory of $3,700 shown on the balance sheet as a noncurrent asset represents an automobile acquired for cash that is not currently expected to be sold.

  Property and Equipment - Property and equipment are recorded at cost or carry-over basis. Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets. [See Note 2]

  Revenue Recognition - The Company recognizes revenue upon delivery of a completed rebuilt or serviced engine, or upon completion of services to be provided.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 9]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" were recently issued. SFAS No. 140, 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                            September 30,   December 31,
                                                 2001           2000
                                             ___________    ___________
       Auto tools and equipment              $     5,961    $     5,704
       Demonstration engine                        7,404          2,684
                                             ___________    ___________

                                                  13,365          8,388

       Less:  Accumulated Depreciation            (1,837)          (140)
                                             ___________    ___________
               Net Property and Equipment    $    11,528    $     8,248
                                             ===========    ===========

  Depreciation expense for the nine months ended September 30, 2001 and 2000 were $1,697 and $0, respectively.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consists of the following:

                                            September 30,   December 31,
                                                 2001           2000
                                             ___________    ___________
       Accounts payable                      $     5,128    $       510
       Sales tax payable                              48              -
                                             ___________    ___________
                                             $     5,176    $       510
                                             ===========    ===========

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - ACCRUED LIABILITIES - RELATED PARTY

  Related party accrued liabilities consists of the following:

                                               September 30,   December 31,
                                                   2001           2000
                                                ___________    ___________
    Accrued payroll - related party             $     9,000    $         -
    Accrued rent and utilities - related party        1,800              -
    Accrued interest - related party                    750              -
                                                ___________    ___________

                                                $    11,550    $         -
                                                ===========    ===========

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

  Common Stock - The Company has authorized 45,000,000 shares of common stock with a par value of $.001. During July 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,000 (or $.001 per share).

  During May 1999, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock for cash of $10,000 (or $.001 per share).

  During December 2000, the Company issued 18,000,000 shares of its previously authorized, but unissued common stock as consideration for the acquisition of certain assets (tools, equipment and parts inventory) from Michael Linn, valued at $9,000 (or $.0005 per share). The assets were valued at the carryover basis of the shareholder, which was lower than the estimated market value.

  During December 2000, a shareholder of the Company canceled 9,100,000 shares of the Company's issued and outstanding common stock for no consideration.

  Simultaneous with the issuance and cancellation of shares, Michael Linn was appointed as president and director of the Company and Ken Kurtz, former president and director of the Company resigned from all positions as officer and director.

  During July 2001, the Company amended its Articles of Incorporation increasing the number of authorized shares of common stock from 20,000,000 to 45,000,000.

  Private Offering - The Company is currently making a private offering of 300,000 shares of its previously authorized but unissued common stock.
  This offering is exempt from registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. An offering price of $.10 per share has arbitrarily been determined by the Company. The offering is being managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. As of September 30, 2001, the Company had sold 125,000 shares of common stock for proceeds of $12,500. Stock offering costs of $730 have been incurred through September 30, 2001 and were offset against the proceeds of the offering. The offering has been extended through November 30, 2001.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

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

  The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $28,000 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,500 and $2,900 as of September 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $6,600 during the nine months ended September 30, 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into a employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of September 30, 2001, the Company had accrued $9,000 in salary expense.

  Office Space/Utilities - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of September 30, 2001, the Company had accrued $900 in rent expense and $900 in utilities/miscellaneous expense.

  Notes Payable - During October 1997, an officer/shareholder of the Company advanced $750 to the Company. This note was repaid November 28, 2000, and the accrued interest of $234 was forgiven and recorded as capital contributions.

  During December 2000, the Company received a loan in the amount of $10,000 from a related entity. The loan is in the form of an unsecured promissory note dated January 1, 2001 and payable in full with accrued interest on January 1, 2002. The note accrues interest at the rate of 10% per annum. Accrued interest at September 30, 2001 was $750.

  Note Receivable - On September 1, 2001, the Company converted a receivable of $5,147 into a new note receivable. The note accrues interest at 7% per annum and is due on demand. Accrued interest amounted to $30 at September 30, 2001 and is recorded with notes receivable.

                         WALLIN ENGINES CORPORATION
                   (Formerly Eastport Red's Incorporated)
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                             For the Three             For the Nine      From Inception
                                             Months Ended              Months Ended        on July 18,
                                             September 30,             September 30,      1997 Through
                                       _______________________   _______________________  September 30,
                                          2001         2000         2001         2000         2001
                                       __________   __________   __________   __________   __________
    Loss from continuing operations
    available to common shareholders
    (numerator)                        $   (7,137)  $     (541)  $  (19,453)  $   (3,481)  $  (27,873)
                                       __________   __________   __________   __________   __________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                      19,981,739   11,000,000   19,927,546   11,000,000    8,500,469
                                       __________   __________   __________   __________   __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 - COMMITMENTS AND AGREEMENTS

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

NOTE 11 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

NOTE 12 - SUBSEQUENT EVENTS

  Through November 18, 2001, the Company had sold 137,500 shares of common stock for proceeds of $13,750 as part of a private offering of 300,000 shares of common stock.

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Forward-looking Statements
---------------------------

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


Plan of Operations
-------------------

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

     The Company does not own any property. On January 1, 2001, the Company entered into a Rental/Utilities Agreement with Michael Linn ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in his home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Mr. Linn have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. At September 30, 2001, the Company had accrued $900 in rent expense and $900 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations.

     Additionally, on January 1, 2001 the Company entered into an Employment Agreement with Michael Linn, the Company's sole officer/director/employee ("Employment Agreement"). Mr. Linn shall receive a salary in the amount of $1,000 per month for services related to the operations of the Company. As of the date of this report, the Company had no funds available to pay this salary. The Company and Mr. Linn have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. At September 30, 2001, the Company had accrued $9,000 in salary expense.

     Because of the Company's president's relationship with his current employer, the Company expects to utilize shop space and certain machine tools on a limited basis at no charge to the Company, from the employer's local
machine shop.   The Company expects these facilities to be adequate for small projects, but expects to have to pay for the use of the facilities and/or tools as it grows.

      On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and was to continue through September 30, 2001. As of September 30, 2001, the Company has sold 125,000 Shares under the Offering.

    On September 30, 2001, the Board of Directors of the Company authorized to extend the Offering through November 30, 2001, an additional sixty (60) days.

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

Results of Operations (Unaudited)
Nine-Month Periods Ended September 30, 2001 and 2000,
Three-Month Periods Ended September 30, 2001 and 2000
and from Inception on July 18, 1997 through September 30, 2001
---------------------------------------------------------------

     The Company had $752 in revenues from continuing operations for the nine months ended September 30, 2001 and $0 in revenues from continuing operations for the nine months ended September 30, 2000. The Company had $0 in revenues from continuing operations for the three months ended September 30, 2001 and $0 In revenues from continuing operations for the three months ended September 30, 2000. The Company had $752 in revenues from continuing operations from inception on July 18, 1997 through September 30, 2001. The increase in revenues was the result of a small automotive project.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, utilities/miscellaneous expenses and salaries and wages expense. These expenses were $19,444 for the nine month period ended September 30, 2001, $3,425 for the nine month period ended September 30, 2000, $6,876 for the three month period ended September 30, 2001, $522 for the three month period ended September 30, 2000 and $27,629 from inception on July 18, 1997 through September 30, 2001. The increase in expenses was the result of the Company's shift in its business plan to offering services as a re-builder of custom car and truck engines.

     Interest expense for the nine month periods ended September 30, 2001 and 2000, the three month periods ended September 30, 2001 and 2000 and from inception on July 18, 1997 through September 30, 2001 was $(761), $(56), $(261), $(19) and $(996), respectively. Interest was accrued on a note payable to a third party in the principal amount of $10,000. This note is due January 1, 2002 and accrues interest at 10% per annum. Accrued interest amounted to $750 at September 30, 2001. On September 1, 2001, the Company converted a receivable of $5,147 into a new note receivable. The note accrues interest at 7% per annum and is due on demand. Accrued interest amounted to $30 at September 30, 2001.

     As a result of the foregoing factors, the Company realized a net loss of $(19,453) for the nine month period ended September 30, 2001, $(3,481) for the nine month period ended September 30, 2000, $(7,137) for the three month period ended September 30, 2001, $(541) for the three month period ended September 30, 2000 and $(27,873) from inception on July 18, 1997 through September 30, 2001.


Results of Operations (Audited)
Calendar Years Ended December 31, 2000 and 1999
and from Inception on July 18, 1997 through December 31, 2000
--------------------------------------------------------------

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

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on July 18, 1997 through December 31, 2000 was $66, $75, and $235 respectively. Interest was accrued only on a note payable dated October 1, 1997. The October 1, 1997 note payable was repaid on November 28, 2000, and accrued interest of $234 was forgiven and recorded as capital in excess of par value.

     For the current calendar year, the Company anticipates incurring a loss as a result of expenses associated with its new business plan, as described herein.


Liquidity and Capital Resources
--------------------------------

     The Company remains in the development stage and, since inception, has had $752 in revenues. At September 30, 2001, the Company had working capital of $(11,097). The Company had cash in the amount of $4,092. All cash raised by the Company at September 30, 2001 had come from the sale of 10,000,000 shares of the Company's common stock to First Avenue, Ltd. for $10,000, as well as, a $10,000 loan to the Company by a third party, and a $750 loan to the Company by a former President. Additionally, the Company produced a small amount income from engine work, and further the Company's July 1, 2001 offering under Rule 506 of Regulation D.

     The shares that were sold to First Avenue, Ltd. were sold to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934, as amended, and also to pay the costs of general administrative expenses.

     The January 1, 2001 note payable in the principal amount of $10,000 from a third party and is due January 1, 2002 and accrues interest at 10% per annum. The October 1, 1997 note payable in the principal amount of $750 was repaid on November 28, 2000, and accrued interest of $234 was forgiven and recorded as capital in excess of par value. These notes were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

     The remainder of the income came from engine work.

     In addition, the Company obtained capital in the amount of $12,500 from investors through private placements of the Company's equity securities through September 30, 2001. On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). The terms of the Offering were as follows:

     The Shares are offered by the Company on a "best efforts" basis, through its officers and directors, who will not receive any commissions for such sales. A maximum of 300,000 shares are offered. No underwriter or broker-dealer is participating in the Offering. There is no minimum number of Shares which must be sold, and all proceeds received from investors will be made immediately available to the Company (after clearance and acceptance of the subscription by the Company) for application.

     The Offering Period will commence on July 1, 2001, the date of the Private Placement Memorandum, and shall continue until September 30, 2001. The Company reserves the right, however, in its absolute discretion, to extend the closing date of the Offering or close the Offering prior to the closing date or prior to sale of all of the Shares offered. The Company may reject any subscription, in whole or in part and in such cases will refund the amount of the subscription or portion thereof which has not been accepted to the subscriber without interest. The Company intends on establishing a checking account for deposit of its funds.

     On September 30, 2001, the Board of Directors of the Company authorized to extend the Offering through November 30, 2001, an additional sixty (60) days.

     In addition, at August 31, 2001 Mike Linn, an officer/director/shareholder/employee of the Company, had been advanced a total of $5,147.08 by the Company as non-interest bearing loans. On September 1, 2001, the Company extended these loans into a note receivable of the same amount. The note accrues interest at 7% per annum and is due on demand. A copy of the note receivable dated September 1, 2001 between the Company and Mike Linn is attached as an exhibit and is incorporated herein by this reference.

     Management believes that between the Company's current cash reserves proceeds from its equity offering and through a limited amount of revenues, the Company will have adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001. However, there can be no assurances to that effect, as the Company has had minimal revenues through the date of filing this report and its need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

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

     Not Applicable.

---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and was to continue through September 30, 2001. At September 30, 2001, the Company sold 125,000 Shares under the Offering. On September 30, 2001, the Board of Directors of the Company authorized to extend the Offering through November 30, 2001, an additional sixty (60) days.

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

                                   Wallin Engines Corporation


                                      /S/ MICHAEL LINN
                                   -----------------------------------
Date: November 19, 2001            By: Michael Linn, President, Secretary
                                                     Treasurer & Director

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

Ex-10.1     *1*       Promissory Note made by the Company to the order of
                      Marlon Hill, dated October 1, 1997.

Ex-10.2     *3*       Promissory Note dated January 1, 2001 executed by the
                      Company.

Ex-10.3     *4*       Employment Agreement by and between the Company and
                      Michael Linn dated January 1, 2001.

Ex-10.4     *4*       Rental/Utilities Agreement by and between the Company
                      and Michael Linn dated January 1, 2001.

Ex-10.5     E-1       Note receivable in the form of Promissory Note dated
                      September 1, 2001 executed by the Company.



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