Form 10KSB
period 2004-12-31
WALLIN ENGINES CORP
filed 2005-04-11
CIK 1049103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 000-28409

WALLIN ENGINES CORPORATION
(Name of Small Business Issuer in its charter)

Nevada	84-1416078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5711 Holladay Blvd.,Salt Lake City, Utah 84121
(Address of Principal Executive Offices)

(801) 278-3033
(Registrant’s telephone number)

P.O. Box 65423, Salt Lake City, Utah 84165-0423
6314 King Valley Drive, West Valley City, Utah 84128
(Former name or address, if changed since last report)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [ X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer’s total revenues for the year ended December 31, 2004 were $0.00.

The aggregate market value of the voting stock held by non-affiliates was indeterminable because there is no active trading market for the Company’s securities.

The number of shares outstanding of the Company’s common stock ($0.001 par value), as of March 18, 2005 was 20,037,500 shares.

Documents incorporated by reference: None

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1	Description of Business	3

2	Description of Property	7

3	Legal Proceedings	7

4	Submission of Matters to a Vote of Security Holders	7

Part II

5	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities	7

6	Management's Discussion and Analysis or Plan of Operation	8

7	Financial Statements	9

8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9

8.A	Controls and Procedures	10

8.B	Other Information	10

Part III

9	Directors and Executive Officers of the Registrant	10

10	Executive Compensation	11

11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11

12	Certain Relationships and Related Transactions	12

13	Exhibits	12

14	Principal Accountant Fees and Expenses	12

Signatures		13

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Wallin Engines Corporation (“Wallin” or the “Company”) was incorporated under the laws of the state of Nevada on July 18, 1997 under the name, “Eastport Red’s Incorporated.” Until December 2000 the Company had minimal operations, which were primarily administrative in nature. In December 2000 the Company entered into an asset acquisition agreement to acquire certain assets in order to commence operations as a re-builder of custom car and truck engines, and subsequently changed its name to Wallin Engines Corporation in January 2001.

The engine business was not successful, and the Company terminated the business in December 2002. In connection with the termination:

Wallin transferred certain assets, inventory, and equipment for engine work to Michael Linn, the former officer, director and controlling stockholder of Wallin;

Wallin and Mr. Linn mutually terminated the employment agreement and rental agreement between them;

Mr. Linn remained indebted to the Company in the amount of $5,147 on prior advances to him personally;

A note payable to Aspen Ridge Corporation in the principal amount of $10,000 was partially settled by the assignment of certain auto related assets, so that $6,771 of principal reminded outstanding accruing interest at the rate of 10 percent per annum;

M. Stephen Brown became the sole officer and director of the Company; and

Mr. Linn transferred to Mr. Brown 16 million shares of Wallin common stock.

The Company has since determined the amount owed by Mr. Linn is uncollectable and the receivable has been written off as a bad debt.

The Company has not had assets or business operations since December 2002, and is seeking a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on “word of mouth”, the Company may be limited in the number of potential acquisitions it can identify. The Company may compensate persons who identify a business venture in which the Company participates. Such compensation may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors, with the assistance of any consultants engaged for that purpose. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price, which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50 percent or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50 percent of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company’s present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in locating and participating in a business opportunity.

Employees

The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the Company’s affairs as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2. DESCRIPTION OF PROPERTY

The Company utilizes office space at 5711 Holladay Blvd., Salt Lake City, Utah 84121, provided by M. Stephen Brown, an officer and director of the Company. The Company does not pay rent for this office space. The Company intends to reimburse Mr. Brown for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters, to the extent it has capital with which to do so.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for the common stock, and there has not been a trading market in the Company’s common stock for several years.

Since its inception, no dividends have been paid on the Company’s common stock. The Company intends to retain any earnings for use in its business activities, and does not expect to declare any dividends on the common stock in the foreseeable future.
..
As of December 31, 2004, there were approximately 40 holders of record of the Company’s Common Stock.

Effective December 31, 2004, Wallin issued a note in the principal amount of $5,000 to Sterling Mining Company, a publicly held company, that is due September 30, 2005. The note accrues interest at 10 percent per annum. The note was issued in exchange for cash used to cover general and administrative expenses of Wallin and to pay outstanding liabilities. Sterling Mining made this loan for the purpose of providing capital Wallin requires to become current in its reporting obligations under the Securities Exchange Act of 1934. Should Wallin be successful in becoming current in its reporting, management expects that it will enter into negotiations with Sterling Mining with respect to a potential acquisition or business reorganization, but as of the date of this report no such negotiations have occurred and no agreements, understanding, or arrangement has been reached regarding a prospective transaction between the parties.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company had no operations and generated no revenue for the years ended December 31, 2004 and 2003. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. In that regard, Aspen Ridge Corporation, an affiliate of a stockholder, First Avenue Ltd., has assisted the Company in locating debt financing and has, and will likely continue to, identify prospective business ventures for the Company to evaluate. Aspen Ridge Corporation is owned and controlled by Ken Kurtz of Salt Lake City, Utah, who is also the manager and a princiapal owner of and First Avenue LLC. There is no agreement or arrangement for compensating any of these persons for their assistance, and the Company believes they provide this assistance in consideration of the prospective benefit they may obtain through stock ownership. In the future the Company may compensate persons who identify a business venture in which the Company participates. Such compensation may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described under “Item 1. Business,”above.

Although the Company has no operations, it did incur interest expense of $606 in each of 2004 and 2003. Going forward the Company will incur additional general and administrative expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934, which will consist primarily of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to prepare and file this report were obtained through a loan of $5,000 from an unrelated third party, which is due September 30, 2005 and bears interest at the rate of 10 percent per annum. The funds were used to pay $3,000 of accounts payable at December 31, 2004, and make an advance in January 2005 of $2,000 for auditing 2004 financial statements.

At December 31, 2004 the Company had a related party payable to Aspen Ridge Corporation in the amount of $6,771, and a note payable to Sterling Mining Company of $5,000. The Company does not have cash to pay these obligations or any other ongoing expenses of the Company for the next twelve months. Management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,”“anticipate,” “continue,” “estimate,” “project,”“intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company for the years ended Dcember 31, 2004, 2003, and 2002, appear at the end of this report beginning with the Index to Financial Statements on page 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2005, the Company dismissed Pritchett, Siler & Hardy, P.C. as its independent certified public accountants. The change was approved by the Board of Directors.

Pritchett, Siler & Hardy performed audits of the Company’s financial statements for the years ended December 31, 2000 and 1999. Their audit reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

Pritchett, Siler & Hardy’s report on the financial statements of the Company as of and for the years ended December 31 2000 and 1999 contained an explanatory paragraph stating that:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the two-year period ended December 31, 2000, and from that date through January 17, 2005, there have been no disagreements between the Company and Pritchett, Siler & Hardy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Pritchett, Siler & Hardy to make reference to the subject matter of such disagreements in connection with their reports. In connection with its audits for the fiscal years ended December 31, 2000 and 1999 and through January 17, 2005, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

On January 17, 2005 the Company’s Board of Directors approved, and the Company engaged, Mantyla McReynolds, P.C. as the Company’s new independent accountants as of that date. During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Mantyla McReynolds, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its annual report on Form 10-KSB for the year ended December 31, 2004.

During the fourth quarter of the year ended December 31, 2004, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

        The following table sets forth the names, ages, and positions of each officer and director of the Company.

Name	Age	Positions	Since

M Stephen Brown	51	President, Treasurer, Secretary and Director	December 2002

All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

M. Stephen Brown is currently co-founder, president and director of Be the Ball, Inc., a private company based in Sale Lake City, Utah that owns the “Be the Ball” registered trademark licensed for use on accessories, gifts, and apparel. Since January 2005 Mr. Brown has also been vice president of operations of Vodavi, Inc. a private company based in Phoenix, Arizona involved in the distribution of telecommunication equipment. Prior to Vodavi, Mr. Brown was an accounts manager from May 2003 until January 2005 for Omniture, Inc., a private company based in Salt Lake City, Utah specializing in web site analytics. Prior to May 2003 Mr. Brown served as vice president of field operations for the telecommunications division of IKON Office Solutions.

Board and Committee Meetings

In the fiscal year ended December 31, 2004, the board of directors of the Company did not meet, but acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10 percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. M. Stephen Brown, sole officer, director, and 10 percent stockholder of the Company has not filed a Form 3 to report his beneficial ownership in the Company.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal years ended December 31, 2004, 2003, and 2002, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth as of February 15, 2005, the number and percentage of the 20,037,500 shares of outstanding common stock which, according to the information available to the Company, were beneficially owned by (i) each person who is currently an officer and director appointee, (ii) all current officers and director appointees as a group, and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class

M. Stephen Brown (1)	16,000,000	79.89
5711 Holladay Blvd
Salt Lake City, Utah 84121

Michael Linn	2,000,000	9.99
P.O. Box 65423
Salt Lake City, Utah 84165-0423

(1)	M. Stephen Brown is the sole officer and director of the Company, so the figures presented for him represent the stock ownership of all officers and directors as a group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From December 2002 Michael Linn, a principal stockholder and formerly an officer and director prior to December 2002, was indebted to the Company for advances made to or for his benefit in the amount of $5,147. The Company has determined that this receivable is uncollectable, and wrote the receivable off as a bad debt.

The Company utilizes office space at 5711 Holladay Blvd., Salt Lake City, Utah 84121, provided by M. Stephen Brown, an officer and director of the Company. The Company does not pay rent for this office space. The Company intends to reimburse Mr. Brown for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters.

ITEM 13.  EXHIBITS

Exhibit No.	Title of Document

3.1	Articles of Incorporation

3.2	Certificate of Amendment of Articles of Incorporation dated January 22, 2001

3.3	Certificate of Amendment of Articles of Incorporation dated July 31, 2001

3.4	Bylaws

10.1	Promissory Note dated December 31, 2004 issued to Sterling Mining Company

31.1	Certifications Required by Rule 13a-14(a) or 15d-14(a)

32.1	Certifications Required by Rule 13a-14(b) or 15d-14(b)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 and 2003 the Company did not use the services of an accounting firm and did not incur fees for any accounting services. Our principal accounting firm, Mantyla McReynolds, was engaged in January 2005 to audit the financial statements of the Company for 2004 presented in this report. Since the Company has no active business operations and its assets consist entirely of cash, the board has determined it is not necessary or practical for the Company to establish an audit committee or adopt an audit committee charter, so that the board performs the functions of an audit committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WALLIN ENGINES CORPORATION

Date: March 27, 2005	By:	/s/ M. Stephen Brown
M. Stephen Brown Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2005	By:	/s/ M. Stephen Brown
M. Stephen Brown, Director

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet - December 31, 2004 and 2003	F-2

Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-3
and for the period from inception (July 18, 1997) through December 31, 2004

Statements of Stockholders' Equity (Deficit), from inception (July 18, 1997) through December 31, 2004	F-4

Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 and for the period from	F-5
inception (July 18, 1997) through December 31, 2004

Note to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Wallin Engines Corporation
(Formerly Eastport Red’s Incorporated)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Wallin Engines Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004, 2003 and 2002 and for the period from inception [July 18, 1997] through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Wallin Engines Corporation for the period from inception [July 18, 1997] through December 31, 2000. Such statements are included in the cumulative totals for the period from inception [July 18, 1997] through December 31, 2004 of the statements of operations, stockholders’ equity (Deficit), and cash flows. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2000 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallin Engines Corporation, as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Wallin Engines Corporation will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has experienced recurring losses from operations since its inception, has a net working capital deficiency and a capital deficit which raise substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds
Salt Lake City, Utah
March 1, 2005

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Balance Sheet

ASSETS

	December 31, 2004	December 31, 2003
Assets
Current Assets
Deposits [Note 6]	$5,000	$

Total Current Assets	5,000		--

Total Assets	$5,000		--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$3,000		$3,000
Related Party Payable [Note 5]	6,771		6,165
Notes Payable [Note 6]	5,000		--

Total Current Liabilities	14,771		9,165

Total Liabilities	$14,771		9,165

Stockholders' Deficit
Common Stock - 45,000,000 shares authorized,
par value of $0.001 per share, 20,037,500
shares issued and outstanding	20,038		20,038
Additional Paid-in Capital	13,216		13,216
Accumulated deficit during development stage	(43,025)		42,419)

Total Stockholders' Deficit	(9,771)		(9,165)

Total Liabilities and Stockholders' Deficit	$5,000		--

See accompanying notes to the financial statements.

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Statements of Operations

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	From Inception [07/18/1997] through 12/31/04
Revenues	$--	$--	$--	$--

General and administrative expenses	--	--	--	--

Income (loss) from operations	--	--	--	--

Other income (expense):
Interest expense	(606)	(606)	(1,059)	(3,271)

Income (loss) from continuing operations before
income taxes	(606)	(606)	(1,059)	(3,271)

Current Year Provision for Income Taxes	--	--	--	--

Net Income (Loss) from Continuing Operations	(606)	(606)	(1,059)	(3,271)

Gain (Loss) from Discontinued Operations [net of
tax] [ Note 7]	--	--	(5,877)	(39,754)

Net Income (Loss)	$(606)	$(606)	$(6,936)	(43,025)

Loss Per Share from Continuing Operations	(0.01)	(0.01)	(0.01)	(0.01)

Loss Per Share from Discontinued Operations	--	--	(0.01)	(0.01)

Loss Per Share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding	20,037,500	20,037,500	20,037,500	18,176,384

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Statement of Stockholders’ Equity (Deficit)
From the date of inception (July 18, 1997) through December 31, 2004

Preferred Stock	Common Stock

Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Net Stockholders Equity (Deficity)

Balance July 18, 1997	--	$--	0	$--	$--	$--	$--

Issuance of 1,000,000 shares common stock for services
at $0.001 per share - July 1997			1,000,000	1,000	--		1,000

Net loss for period ended December 31, 1997						(1,510)	(1,510)
Balance, December 31, 1997	--	--	1,000,000	1,000	--	(1,510)	(510)

Net loss for the year ended December 31, 1998						(324)	(324)
Balance, December 31, 1998	--	--	1,000,000	1,000	--	(1,834)	(834)

Issuance of 10,000,000 shares common stock for cash at
$0.001 per share, May 1999			10,000,000	10,000			10,000

Net loss for the year ended December 31, 1999						(2,292)	(2,292)
Balance, December 31, 1999	--	--	11,000,000	11,000	--	(4,126)	6,874

Canceled 9,100,000 shares common stock, December 2000			(9,100,000)	(9,100)	9,100		--

Issuance of 18,000,000 shares of common stock for
equipment and inventory valued at $9,000, December 2000			18,000,000	18,000	(9,000)		9,000

Interest forgiven by shareholder					234		234

Net loss for the year ended December 31, 2000						(4,294)	(4,294)
Balance, December 31, 2000	--	--	19,900,000	19,900	334	(8,420)	11,814

Issued 125,000 shares common stock for cash at $0.10
per share, September 2001			125,000	125	11,644		11,769

Issued 12,500 shares common stock for cash at
$0.10 per share, October 2001			12,500	13	1,238		1,250

Net loss for the year ended December 31, 2001						(26,456)	(26,456)
Balance, December 31, 2001	--	--	20,037,500	20,038	13,216	(34,876)	(1,623)

Net loss for the year ended December 31, 2002						(6,936)	(6,936)
Balance, December 31, 2002	--	--	20,037,500	20,038	13,216	(41,813)	(8,559)

Net loss for the year ended December 31, 2003						(606)	(606)
Balance, December 31, 2003	--	--	20,037,500	20,038	13,216	(42,419)	(9,165)

Net loss for the year ended December 31, 2004						(606)	(606)
Balance, December 31, 2004	--	--	20,037,500	20,038	13,216	(43,025)	(9,771)

See accompanying notes to the financial statements.

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Statements of Cash Flows

	For the year ended December 31,			Period from Inception [07/18/1997] Through
	2004	2003	2002	12/31/04
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(606)	$(606)	$(1,059)	$(3,271)

Loss from discontinued operations	--	--	(5,877)	(39,754)

Adjustments to reconcile net loss to net cash used by
operating activities:
Non-cash portion on loss from discontinued operations			5,709
Stock issued for services				1,000
Non-cash expenses				9,235
Increase (decrease) in accounts payable				3,000
Increase (decrease) in accrued interest	606	606	1,059	1,263

Net Cash from Operating Activities	--	--	(168)	(28,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	--	--	160	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock				23,019
Proceeds note payable - related party				5,508

Net cash from Financing Activities	--	--	--	28,527

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS:	--	--	(8)	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	--	--	8	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$--	$--	$--	$--

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$--	$--	$--	$--

Income taxes	$--	$--	$--	$--

Non-cash investing and financing activities
Settlement of liabilities with Company Assets	$--	$--	$5,709	$5,709

Issued common stock for expenses	$--	$--	$--	$9,234

Issued common stock for services	$--	$--	$--	$1,000

See accompanying notes to the financial statements.

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Wallin Engines Corporation (“the Company”) was organized under the laws of the State of Nevada on July 18, 1997 as Eastport Red’s Incorporated. On December 1, 2000, the company acquired certain assets from Michael Linn (the Company’s current president, director and majority shareholder) and changed its business plan from seeking potential business ventures to building and overhauling car and truck engines. On December 20, 2000, the Company’s board of directors adopted a resolution to change the Company’s name to Wallin Engines Corporation effective January 24, 2001. In December, 2002, the Company discontinued their engine building and overhauling operations. The Company then reverted back to seeking potential business ventures and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid significant dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Inventory — Inventory consists of engine components and parts and is stated at the lower of cost, or market value. The Company did not have any inventory as of the balance sheet date.

Loss Per Share — The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Dilutive loss per share was not presented, as the Company had no common stock equivalents for all periods presented.

Cash and Cash Equivalents— For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash and cash equivalents as of December 31, 2004 and 2003.

Accounting Estimates —The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. (See Note 3)

Recently Enacted Accounting Standards — In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ended November 30, 2004.

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Notes to Financial Statements

NOTE 2 – CAPITAL STOCK

Preferred Stock — The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2004.

Common Stock — The Company has authorized 45,000,000 shares of common stock with a par value of $.001. During July 1997, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,000 (or $.001 per share).

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

During December 2000, a shareholder of the Company canceled 9,100,000 shares of the Company’s issued and outstanding common stock for no consideration.

In September 2001, the Company issued 125,000 shares of common stock for cash of $12,500 less $731 in stock offering costs, which were offset against the proceeds of the offering. In October 2001, the Company issued an additional 12,500 shares of common stock for $1,250 in cash.

NOTE 3 – INCOME TAXES

The Company has available at December 31, 2004, unused operating loss carryforwards of approximately $43,025 which may be applied against future taxable income and which expire in various years through 2024. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effect of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards, as detailed below. The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $91, from $6,363 as of December 31, 2003, and increased by $91, from $6,272 as of December 31, 2002.

Description	Estimated NOL	Tax	Rate
Federal Income Tax	(43,025)	(6,454)	15.00%
Valuation Allowance		6,454

Deferred tax asset 12/31/2004		--

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

WALLIN ENGINES CORPORATION
(Formerly Eastport Red’s Corporation)
[A Development Stage Company]
Notes to Financial Statements

NOTE 3 – INCOME TAXES (Continued)

	Year Ended December 31			Inception [07/18/1997] through
	2004	2003	2002	12/31/04
Expected vs. Actual	$(91)	$(91)	$(159)	$(491)

Effects of:
Increase/(decrease) in valuation allowance	91	91	159	491

Total actual provision	$--	$--	$--	$--

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not commenced new operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is currently seeking to merge with a well capitalized company with significant operations. There is no assurance that the Company will be successful in this. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Payable – During December 2000, the Company received a loan in the amount of $10,000 from a related entity. The loan is in the form of an unsecured promissory note dated January 1, 2001 and was payable in full with accrued interest on January 1, 2002. The Note accrues interest at the rate of 10% per annum. The Company failed to repay the loan upon its due date. The Note has been accruing a penalty of 1% per annum on the unpaid balance. In December 2002, the Company partially settled the note with inventory and receivables. As of December 31, 2004, the Company still owed $6,771 on the note, including accrued interest of $1,263.

NOTE 6 – DEPOSITS / NOTES PAYABLE

On December 31, 2004, the Company received a loan in the amount of $5,000. The loan is in the form of an unsecured promissory note. The note is payable in full with accrued interest on September 30, 2005. The Note accrues interest at a rate of 10% per annum. The note proceeds were deposited with an attorney and were subsequently used to satisfy the Company’s accounts payable and pay operating costs.

NOTE 7 – DISCONTINUED OPERATIONS

Through December, 2002, the Company was involved in the business venture of overhauling car and truck engines. In December 2002, the Company effectively eliminated these operations by disposing of equipment and inventory related to these operations in order to partially satisfy debt incurred by these operations. The Company has booked a loss of $39,754 from the discontinuation of these operations since inception. Of the loss, $34,045 was from operations while $5,709 was the loss on disposal of assets. For 2002, the loss from discontinued operations was $5,877, of which $5,709 was the loss on disposal of assets and $168 was from operations. The tax benefit from discontinued operations was completely offset by the valuation allowance. The Company’s shareholders determined it was in the Company’s best interest to change management and leave this industry.