Form 10QSB
period 2005-03-31
WALLIN ENGINES CORP
filed 2005-05-13
CIK 1049103

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-28409

WALLIN ENGINES CORPORATION
(Name of small business issuer in its charter)

Nevada	84-1416078
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5711 Holladay Blvd., Salt Lake City, Utah 84121
(Address of Principal Executive Offices and Zip Code)

(801) 278-2033 (Issuer’s telephone number)

Not Applicable (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [    ] No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2005, there were 20,037,500 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
WALLIN ENGINES CORPORATION

INDEX

		Page

PART I.	Item 1. Financial Information	3

	Condensed Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and From Inception on July 18, 1997 Through March 31, 2005 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and From Inception on July 18, 1997 Through March 31, 2005 (Unaudited)	5

	Notes to the Financial Statements	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	8

PART II.	Other Information	8

	Item 5. Other Information	8

	Item 6. Exhibits	8

	Signatures	9

WALLIN ENGINES CORPORATION
[A Development Stage Company]
Condensed Balance Sheet
March 31, 2005
(Unaudited)

ASSETS

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current Assets	$--	$5,000

Total Current Assets	$--	$5,000

Total Assets	$--	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$2,633	$3,000
Related Party Payable	6,923	6,771
Notes Payable	5,125	5,000

Total Current Liabilities	14,681	14,771

Total Liabilities	$14,681	$14,771

Stockholders' Deficit
Common Stock - 45,000,000 shares authorized,
par value of $0.001 per share, 20,037,500
shares issued and outstanding	20,038	20,038
Additional Paid-in Capital	13,216	13,216
Accumulated deficit during development stage	(47,935)	(43,025)

Total Stockholders' Deficit	(14,681)	(9,771)

Total Liabilities and Stockholders' Deficit	$--	$5,000

See accompanying notes to the financial statements

WALLIN ENGINES CORPORATION
[A Development Stage Company]
Condensed Statements of Operations
For The Three Months Ended March 31, 2005 and 2004 and from Inception [May 12, 1987]
through March 31, 2005
(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	From Inception [07/18/1997] through 03/31/05
Revenues	$--	$--	$--

General and administrative expenses	4,633	--	4,633

Income (loss) from operations	(4,633)	--	(4,633)

Other income (expense):

(Interest expense)	(277)	(152)	(3,548)

Income (loss) from continuing operations
before income taxes	(4,910)	(152)	(8,181)

Current Year Provision for Income Taxes	--	--	--

Net Income (Loss) from Continuing Operations	(4,910)	(152)	(8,181)

Gain (Loss) from Discontinued Operations
[net of tax] [Note 7]	--	--	(39,754)

Net Income (Loss)	$(4,910)	$(152)	$(47,935)

Loss Per Share from Continuing Operations	(0.01)	(0.01)

Loss Per Share from Discotninued Operations	--	--

Loss Per Share	(0.01)	(0.01)

Weighted Average Shares Outstanding	20,037,500	20,037,500

See accompanying notes to the financial statements

WALLIN ENGINES CORPORATION
[A Development Stage Company]
Statements of Cash Flows
For The Three Months Ended March 31, 2005 and 2004 and from Inception [May 12, 1987]
through March 31, 2005
(Unaudited)

	For the year ended December 31,		Period from Inception [07/18/1997] Through
	2004	2003	12/31/04
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(4,910)	$(152)	$(8,181)
Loss from discontinued operations	--	--	(39,754)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	--	--	1,000
Non-cash expenses	--	--	9,235
(Increase) decrease in accounts payable	5,000	--	5,000
Increase (decrease) in accounts payable	(367)	--	2,633
Increase (decrease) in accrued interest	277	152	1,540

Net Cash from Operating Activities	--	--	(28,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock			23,019
Proceeds note payable - related party			5,508

Net cash from Financing Activities	--	--	28,527

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS:	--	--	--

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	--	--	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$--	$--	$--

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$--	$--	$--

Income taxes	$--	$--	$--

Non-cash investing and financing activities
Settlement of liabilities with Company Assets	$--	$--	$5,709

Issued common stock for expenses	$--	$--	$9,234

Issued common stock for services	$--	$--	$1,000

See accompanying notes to the financial statements

WALLIN ENGINES CORPORATION
[A Development Stage Company]
Notes to Condensed Financial Statements
March 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operation for period ended March 31, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 — GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY PAYABLES

The Company owes a related party on an unsecured promissory note. During the period, the note accrued interest of $152 resulting in a balance of $6,923 as of March 31, 2005.

NOTE 4 – SUBSEQUENT EVENT

On April 21, 2005, the Company received a loan in the amount of $5,000. The loan is in the form of an unsecured promissory note. The note is payable in full with accrued interest on September 30, 2005. The Note accrues interest at a rate of 10% per annum. The note proceeds were deposited with an attorney and were subsequently used to satisfy the Company’s accounts payable and pay operating costs.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Wallin Engines Corporation (the “Company”) had no operations and generated no revenue for the three-month periods ended March 31, 2005 and 2004. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. In that regard, Aspen Ridge Corporation, an affiliate of a stockholder, First Avenue Ltd., has assisted the Company in locating debt financing and has, and will likely continue to, identify prospective business ventures for the Company to evaluate. Aspen Ridge Corporation is owned and controlled by Ken Kurtz of Salt Lake City, Utah, who is also the manager and a principal owner of and First Avenue LLC. There is no agreement or arrangement for compensating any of these persons for their assistance, and the Company believes they provide this assistance in consideration of the prospective benefit they may obtain through stock ownership. In the future the Company may compensate persons who identify a business venture in which the Company participates. Such compensation may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders.

Although the Company has no operations, it did incur general and administrative expenses of $4,633 in the three-month period ended March 31, 2005, compared to no such expenses in the same period in 2004. The substantial increase in such expenses is attributable to professional fees and other costs incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission in order to comply with the reporting requirements under the Securities Exchange Act of 1934. The Company also incurred interest expense of $277 in the three months ended March 31, 2005 and $152 in the same period in 2004. Funds required to prepare and file such reports and pay other expenses of the Company were obtained through two loans from an unrelated third party, the first for $5,000 on December 31, 2004 and the second for $5,000 on April 21, 2005. Both loans are due September 30, 2005 and bears interest at the rate of 10 percent per annum.

At March 31, 2005 the Company had a related party payable to Aspen Ridge Corporation in the amount of $6,923, and a note payable to Sterling Mining Company of $5,000. On April 21, 2005, the Company obtained an additional loan for $5,000 from Sterling Mining Company that is due September 30, 2005. The Company does not have sufficient cash to pay these obligations and other ongoing expenses of the Company for the next twelve months. Management will attempt to raise capital for its current operational needs through loans, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Forward-Looking Statement Notice

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

Item 3. Controls and Procedures

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information

On April 21, 2005, the Company issued a note in the principal amount of $5,000 to Sterling Mining Company, a publicly held company, that is due September 30, 2005. The note accrues interest at 10 percent per annum. The note was issued in exchange for cash used to cover general and administrative expenses of the Company and to pay outstanding liabilities. Sterling Mining made this loan for the purpose of providing capital the Company requires to remain current in its reporting obligations under the Securities Exchange Act of 1934 and pay other expenses. Management has begun preliminary negotiations with Sterling Mining with respect to a potential acquisition or business reorganization, but as of the date of this report no agreements, understanding, or arrangement has been reached regarding a prospective transaction between the parties.

Item 6. Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	SEC Ref.	Title of Document
No.	No.

31.1	31	The certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALLIN ENGINES CORPORATION

Date: May 11, 2005	By:	/s/ M. Stephen Brown
M. Stephen Brown Chief Executive Officer and Chief Financial Officer